Form 10-Q
period 2015-03-31
RERAISE GAMING CORP
filed 2015-05-15
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

RERAISE GAMING CORPORATION
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
7785 S. Dean Martin Dr. #100 Las Vegas, NV 89118

(Address of principal executive offices, including zip code.)

(702) 514-7111
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☐     NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES   ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,326,000 shares of common stock as of April 27, 2015.

     RERAISE GAMING CORPORATION
FINANCIAL STATEMENTS
MARCH 31, 2015

Reraise Gaming Corporation
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$8,617	$21,113
Total current assets	8,617	21,113

Intangible asset, less accumulated amortization of 1,592 and $1,059 respectively	4,808	5,341
Total assets	$13,425	$26,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,034	$2,477
Loan payable - related party	30,000	30,000
Note payable	25,000	25,000
Note payable - related party	1,500	1,500
Total current liabilities	57,534	58,977

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,326,000 and 17,271,000 shares
outstanding, respectively	17,327	17,272
Additional paid in capital	2,657,673	2,630,228
Accumulated deficit	(2,719,109)	(2,680,023)
Total stockholders' deficit	(44,109)	(32,523)

Total liabilities and stockholders' deficit	$13,425	$26,454

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Condensed Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2015	2014

Revenue	$-	$-

Operating expenses
General and administrative	11,278	10,687
Stock based compensation	27,500	2,136,250
Total operating expenses	38,778	2,146,937

Loss from operations	(38,778)	(2,146,937)

Other expenses
Interest expense	(308)	-
Total other expenses	(308)	-

Loss before provision for income taxes	(39,086)	(2,146,937)

Net loss	$(39,086)	$(2,146,937)

Basic and diluted loss per share	$(0.0023)	$(0.15)

Weighted average shares outstanding
Basic and diluted	17,322,333	14,713,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Condensed Statements of Cash Flow
(Unaudited)

	For the three months ended
	March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(39,086)	$(2,146,938)
Adjustments to reconcile net loss to cash
used in operating activities
Stock based compensation	27,500	2,136,250
Depreciation	533	-
Change in assets and liabilities-
Decrease in accounts payable and accruals	(1,443)	-
Net cash used in operating activities	(12,496)	(10,688)

Cash flows from investing activities
Acquisition of interactive web site		(4,100)
Net cash used in investing activities	-	(4,100)

Cash flows from financing activities
Common stock issued to reapy payable	-	(5,000)
Common stock issued for cash	-	10,000
Net cash provided by financing activities	-	5,000

Increase (Decrease) in Cash	(12,496)	(9,788)

Cash, beginning	21,113	33,655

Cash, ending	$8,617	23,868

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Reraise Gaming Corporation (Reraise) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.  As of March 31, 2015 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker.  Several of the games are available on line, at no charge, to test their viability.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of Reraise Gaming Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 contained in the Company’s Form S 1/A amendment 5 originally filed with the Securities and Exchange Commission on March 24, 2015.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable
Accounts receivable are stated at the amount management expects to collect from outstanding balances.  As of March 31, 2015 and December 31, 2014 the Company had not generated any revenue therefore the accounts receivable balance was nil.  An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectable based on historical experience and management’s evaluation of outstanding accounts receivable at the end of the period. Bad debts are written off against the allowance when identified. The Company determined that no allowance was required as at March 31, 2015 or December 31, 2014.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned, and therefore only recognizes revenue on sales once those sales meet the following requirements, in accordance with the contracts entered into with its customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition, continued
The contracts must meet all of the following four criteria in order to recognize revenue:
•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition are recorded as advances from customers.

Cost of Sales
Cost of sales is the direct cost associated with the earning of revenue and predominantly includes the cost of delivering the “game” to the customer, including permits, licenses, payroll and payroll related costs and the cost of the infrastructure to support the delivery.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014.

Stock-Based Compensation
The Company records stock-based compensation at fair value as of the date of grant and recognizes the corresponding expense over the requisite service period (usually the vesting period), utilizing the Black-Scholes option-pricing model. The volatility component of the calculation is based on the historic volatility of the Company’s stock or the expected future volatility. The expected life assumption is primarily based on historical exercise patterns and employee post-vesting termination behavior. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Loss per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of March 31, 2015 and March 31, 2014.

Recently Adopted Accounting Pronouncements
On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Year-end
The Company has adopted December 31, as its fiscal year end.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended March 31, 2015 of $2,719,109 and $2,680,023 for the year ended December 31, 2014, of which $2,421,250 was the result of compensation in the form of stock issuances for consulting and other services.  In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 4- COMMINTEMENT

The Company entered into an agreement with Chris Moneymaker, an individual to use his name and likeness alongside a brief positive quote on the Company’s website, paraphernalia or literature. In exchange, the Company will compensate Chris Moneymaker the following:
•	$10,000 signing bonus
•	$1,000 per month – 24 months consulting contract after we have raised $1,000,000 from the time this contract is initiated.
•
Additional $500 per month – 24 month consulting contract for every $1,000,000 thereafter that is raised. The above consulting terms are concurrent, meaning, the 2nd contract will be added to the first contract and every other contract thereafter.

NOTE 5- INTELLECTUAL PROPERTY

The Company entered into an agreement to purchase, three newly developed poker games, from an individual who was an officer of the company and who resigned from that position as a condition of a mutually acceptable agreement.  The purchase price was $35,000 plus 300,000 of the Company’s restricted common stock. The shares were recorded at a cost of $0.50 per share and in compliance with GAAP the entire amount was expensed as professional fees.
As part of its marketing strategy the Company, to acquaint users with its product, has undertaken to build its own interactive web site.  To date $6,400 has been expended and is being amortized, in equal monthly amounts, over 36 months.

NOTE 6 – NOTE PAYABLE

On June 2, 2014 the Company borrowed $25,000 from a lender with compounded interest of 5% repayable in one payment of $26,250, on June 1, 2015.  In the event of default, the note is secured by not less than 2,000,000 shares of the Company’s common stock.

NOTE 7 - STOCKHOLDERS’ EQUITY

On January 14, 2014, the Company issued 47,500 of its common restricted stock to five individuals for services, recorded at a cost of $0.50 per share, or a total cost of $23,750.

On February 6, 2014, the Company issued 2,200,000 of its common stock to two individuals for services, recorded at a cost of $0.50 per share or a total cost of $1,100,000 and 10,000 of its common restricted stock to one individual for $0.50 per share or total proceeds of $5,000.  2,000,000 of these shares were issued to Alan Shinderman for his consulting services in advising the Company during its process of going public.  These shares were valued at $0.50 per share based on the most recent cash sale price to investors in the December 19, 2013 private placement.”

On February 19, 2014, the Company issued 2,020,000 of its common stock to two individuals for services, recorded at a cost of $0.50 per share or a total cost of $1,010,000.

On March 28, May 28, May 30 and June 5, all 2014 the Company issued 5,000, 10,000, 5,000 and 500,000 shares of its restricted common stock to four individuals, for services rendered,  at a cost of $0.50 per share or a total cost of $260,000.

On January 7, 2015 the Company issued 55,000 restricted common shares to two consultants, for allowing the Company to utilize the consultants’ name, image and endorsement, on Company material, electronic and other wise, at a cost of $0.50 per share for a total cost of $27,500.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued and has not identified any reportable events.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this report includes a number of forward- looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances comparing the three months ended March 31, 2015 to the three months ended March 31, 2014.

	Three Months Ended

	March 31, 2015	March 31, 2014
Revenues	$ - Nil -	$- Nil -
Selling and Administrative Expenses	$39,086	$2,146,937
Net Loss from Operations	$39,086	$2,136,937

Expenses

Our expenses for the three months ended March 31, 2015 and March 31, 2014 were as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Professional Fees	$10,566	$5,600
Office and Miscellaneous Expense	$28,520	$2,141,337

Total Expenses	$30,086	$2,146,937

For the three months ended March 31, 2015, our total operating expenses were $ 39,086as compared to $2,146,937 for the three months ended March 31, 2014. The change in operating expenses is primarily due to the inclusion on $2,136,250 of stock based compensation paid to key management personnel and several consultants for the use of their images in promoting the Company’s products.

Professional Fees

We incurred a total of $ 10,566 in professional fees for the three months ended March 31, 2015 as compared to
 $ 5,600 during the three months ended March 31, 2014.  Professional fees include audit and review fees, bookkeeping fees and legal fees consisting mostly of preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resource

Working Capital (Deficit)

	At	At
	March 31,	March 31,
	2015	2014

Current Assets	$8,617	$23,868
Current Liabilities	$57,534	$31,500
Working Capital Deficit	$48,917	$7,632

Cash Flows

	Three months ended	Three months ended
	March 31,	March 31,
	2015	2014

Net Cash Consumed by Operating Activities	$12,496	$10,688
Net Cash Provided (Consumed) by Investing Activities	$	$
Net Cash Provided by Financing Activities	$ Nil	$5,000
Net Cash Consumed	$12,496	$9,788

Working Capital Needs:

As of March 31, 2015, we had a working capital deficit of $ 48,917.  Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products, as follows:

Professional fees	$25,000
Other	50,000

Total	$75,000

Sources of Capital:

We expect to obtain financing through the sale of restricted common shares, shareholder loans, and a potential line of credit.. The sale of common shares will be priced based on current market activity.  Shareholder loans, depending on circumstances, may be without stated terms of repayment or interest. Because a line of credit is not currently being investigated, its terms will depend on the lender at the time of commitment.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Cash Flows

Operating Activities:

Net cash consumed by operating activities was $ 12,496 for the three months ended March 31, 2015 and $ 10,688 for the three months ended March 31, 2014.  The minimal change in cash consumption is attributable to managements’ ability to control overhead costs, during this infancy stage.

Investing and Financing Activities:

For the three months ended March 31, 2015 we had no investing activities.  During the three months ended March 31, 2014 we had investing activities of $4,100 related to the cost of building our interactive web site.

Our cash flows from financing activities during the three month period ended March 31, 2015 were $ nil compared to the three months ended March 31, 2014 when such cash flows were $5,000.  All such cash flows from financing activities were, provided by the sale of restricted common stock, to fund our working capital needs. Additional capital is required in order to fund our working capital needs and we may receive additional financing through shareholder loans, although we have no formal commitments from any shareholders at this time, through the sale of restricted common shares or from a potential line of credit. Shareholder and consultant loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Plan of Operations:

We are in the infancy stage of developing our products.  The Company was incorporated in the State of Nevada on October 2, 2013, to engage in the development and distribution of poker games. We have generated no revenues from business operations. Our independent registered public accounting firm has issued a going concern opinion. This means there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our ongoing operational costs. Accordingly, we must locate sources of capital to pay our operational costs.

We are in the start-up stage of our business plan. We are currently working with potential sponsors of our card games and the U.S. Patent office before we start promoting our games.  In the next 12 months we anticipate developing and or purchasing additional games for our game portfolio. Every game will require a different approach to add to our portfolio including the issuance of our stock to acquire them. We anticipate when we have reached our goal of several new games in our portfolio we will have a strong portfolio to make available to the general public and begin to charge a fee for downloads of our games via ITunes and our web page Reraisegaming.com.

Our detailed plan of operation consists of identifying the game, applying for patents and trademarks, apply for international patents and trademarks, obtain mathematical analysis to determine the value of the game and market the game to the gaming industry. Each game will need a different degree of development and financing as no two games are alike. On average each game will take between 12 and 18 months to reach its final stage. We will need traditional funding and anticipate hiring a brokerage firm registered with FINRA to assist us in meeting our funding needs. We have currently not discussed our plan with any brokerage firms.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements.

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities". The amendments in this update remove the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments in this update are applied retrospectively. The Company has adopted ASU 2014-10. The adoption of ASU 2014-10 removed the development stage entity financial reporting requirements from the Company. The company elected early adoption of ASU 2014-10.

No other accounting pronouncements issued by FASB (including the Emerging Issues Task Force), the AICPA and the SEC, did not or are not believed by the Company management, to have a material impact on the Company’s present or future financial statements

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the three month period ended March 31, 2015.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.     RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.        EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of  May, 2015.

RERAISE GAMING CORPORATION

BY:	RON CAMACHO

/s/	RON CAMACHO
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer