Form 10-Q/A
period 2015-03-31
RERAISE GAMING CORP
filed 2015-07-16
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

RERAISE GAMING CORPORATION
(Exact name of registrant as specified in its charter)
NEVADA
(State or other jurisdiction of incorporation or organization)
7785 S. Dean Martin Dr. #100 Las Vegas, NV 89118

(Address of principal executive offices, including zip code.)

(702) 514-7111
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Reraise Gaming Corporation (the “Company”) on Form 10-Q, for the quarterly period ended March 31, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 15, 2015 (the “Original Filing Date”). The purpose of this Amendment is solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which were inadvertently omitted in the Form 10-Q filed on the Original Filing Date. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Schema
101.CAL XBRL Taxonomy Calculation Linkbase
101.DEF XBRL Taxonomy Definition Linkbase
101.LAB XBRL Taxonomy Label Linkbase
101.PRE XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

The following documents are included herein:

Exhibit No. Document Description

31.1 (1) Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended March 31, 2015, filed with the Securities and Exchange Commission on May 15, 2015

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of  July, 2015.

RERAISE GAMING CORPORATION

BY:	RON CAMACHO

/s/	RON CAMACHO
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer