Form 10-Q
period 2015-06-30
RERAISE GAMING CORP
filed 2015-08-14
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,376,000 shares of common stock as of July 28, 2015.

     RERAISE GAMING CORPORATION
FINANCIAL STATEMENTS
June 30, 2015

Reraise Gaming Corporation
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$41,387	$21,113
Total current assets	41,387	21,113

Intangible asset, less accumulated amortization of $2,126 and $1,592 respectively	4,274	5,341
Total assets	$45,661	$26,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,250	$2,477
Loan payable - related party	30,000	30,000
Note payable	25,000	25,000
Note payable - related party	26,500	1,500
Total current liabilities	82,750	58,977

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,271,000 shares
outstanding, respectively	17,376	17,272
Additional paid in capital	2,682,624	2,630,228
Accumulated deficit	(2,737,089)	(2,680,023)
Total stockholders' deficit	(37,089)	(32,523)

Total liabilities and stockholders' deficit	$45,661	$26,454

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	17,765	273,267	56,543	2,418,355
Professional fees	-	2,803	-	4,653
Total operating expenses	17,765	276,070	56,543	2,423,008

Loss from operations	(17,765)	(276,070)	(56,543)	(2,423,008)

Other expenses
Interest expense	831	-	523	-
Total other expenses	831	-	523	-

Loss before provision for income taxes	(18,596)	(276,070)	(57,066)	(2,423,008)

Net loss	$(18,596)	$(276,070)	$(57,066)	$(2,423,008)

Basic and diluted loss per share	$(0.00)	$(0.02)	$(0.00)	$(0.15)

Weighted average shares outstanding
Basic and diluted	17,334,333	14,713,000	17,328,597	15,811,884

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Condensed Statements of Cash Flow
(Unaudited)

	For the six months ended
	June 30,
	2015	2014
Cash flows from operating activities
Net (loss)	$(57,066)	$(2,423,008)
Adjustments to reconcile net loss to cash
used in operating activities
Stock based compensation	27,500	2,393,750
Amortization	1,067	465
Change in assets and liabilities-
Decrease in accounts payable and accruals	(1,227)	-
Net cash used in operating activities	(29,726)	(28,793)

Cash flows from investing activities
Acquisition of interactive web site	-	(5,600)
Net cash used in investing activities	-	(5,600)

Cash flows from financing activities
Loan from related party	25,000	-
Proceeds from note payable	-	25,096
Common stock issued for cash	25,000	5,000
Net cash provided by financing activities	50,000	30,096

Increase (Decrease) in Cash	20,274	(4,297)
Cash, beginning	21,113	33,655
Cash, ending	$41,387	$29,358
Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Notes to Unaudited Condensed Financial Statements
June 30, 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Reraise Gaming Corporation (Reraise) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.  As of June 30, 2015 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker.  Several of the games are available on line, at no charge, to test their viability.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended June 30, 2015 of $2,737,089. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

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

NOTE 4- COMMITMENT

On May 21, 2014 the Company entered into an agreement with Chris Moneymaker, an individual, to use his name and likeness alongside a brief positive quote on the Company’s website, paraphernalia or literature. In exchange, the Company paid a signing bonus of $10,000, to Chris Moneymaker and committed to pay $1,000 per month for 24 months after it has raised $1,000,000 from the time the contract was initiated plus an additional $500 per month for 24 months for every $1,000,000 thereafter that is raised. The above consulting terms are concurrent, meaning, the 2nd contract will be added to the first contract and every other contract thereafter.

NOTE 5 – NOTE PAYABLE

On June 2, 2014 the Company borrowed $25,000 from a lender with compound interest of 5% repayable in one payment of $26,250, on June 1, 2015.  The lender has not made demand for payment nor for the common stock, to be issued.  The amount remains outstanding as of June 30, 2015 and is past due.  In the event of default, the note is secured by not less than 2,000,000 shares of the Company’s common stock.

NOTE 6 - STOCKHOLDERS’ EQUITY

On January 7, 2015 the Company issued 55,000 restricted common shares to two consultants, for allowing the Company to utilize the consultants’ name, image and endorsement, on Company material, electronic and other wise.  The shares have a fair value of $27,500 which was recognized as stock based compensation for the six months ended June 30, 2015.

On June 15, 2015 the issued 50,000 restricted common shares, to an investor, at $0.50 per share or a total of $25,000 cash.

NOTE 7 – RELATED PARTY TRANSACTIONS

Between December 3, 2013 and January 29, 2014 a related party made cash advances totaling $30,000, to an individual, to acquire, several patents and patents pending.  The loan is non-interest bearing, unsecured and has no repayment terms or maturity date.

On June 8, 2015 the Company borrowed $25,000, from a related party, on an unsecured note payable, repayable on July 8, 2015, including interest of 2% per annum.  The Company also borrowed an additional $1,500 which are non-interest bearing and payable in demand.

NOTE 8 – SUBSEQUENT EVENTS

The related party note of $25,000 was not repaid on July 8, 2015 and has been extended, on the same terms and conditions, for one year, until July 8, 2016

Item 2: - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

·	our marketing plan;
·	our plans to hire industry experts and expand our management team;
·	our beliefs regarding the future of our competitors;
·	our anticipated development schedule;
·	the anticipated benefits of our product;
·	our expectation that the demand for our products will eventually increase; and
·	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

·	general economic and business conditions;
·	we may have product liability claims;
·	we may not be successful in commercialization of our products;
·	regulatory changes may hurt the market for our products;
·	we may not be able to protect our intellectual property rights;
·	our auditors have issued a going concern opinion regarding our company;
·	competition for, among other things, capital, products and skilled personnel; and
·	other factors discussed under the section entitled “Risk Factors”,

any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms “we”, “us” and “our” mean 808 Renewable Energy Corporation, a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.

History and Overview

Reraise Gaming Corporation was incorporated on October 2, 2013 under the laws of the State of Nevada.

Plan of Operations

We are in the business of developing poker games, some with patents and some without patents, for different segments of the poker market, namely video poker, brick and mortar, as well as online poker The Company has, also, acquired, for cash and common stock, a variety of poker games, some with patents and some with patents pending.  Several of the games are available on line, at no charge, to test their viability.

Results of Operations

The following is an analysis of our revenues and analysis of components of expenses, and variances comparing the six and three months ended June 30, 2015 to the six and three months ended June 30, 2014.

We are in our infancy stage and have not generated any revenue from our core business model.  Our total expenses during the three months ended June 30, 2015 were general and administrative expenses of $17,765 compared to $273,267, which included $257,500 of stock based compensation, and $533 depreciation expense compared to $465 for the three months ended June 30, 2015 and 2014, respectively. General and administrative expenses for the six months ended June 30, 2015 was $56,543 compared to $2,418,355, including stock based compensation of $2,393,750 for the same period in 2014. Depreciation expense for the six months ended June 30, 2015 was $1,067 compared to $465 for the six months ended June 30, 2014.  Interest expense was $523 for the six months ended June 30, 2015 compared to nil for the same period in 2014.

For the six months ended June 30, 2015, our total operating expenses were $ 56,543 as compared to $2,423,008 for the six months ended June 30, 2014. The change in operating expenses is primarily due to the inclusion of $2,393,750 of stock based compensation paid to key management personnel and several consultants for the use of their images in promoting the Company’s products.

Professional Fees

We incurred a total of $0 in professional and filing fees for the six months ended June 30, 2015 as compared to $4,653 during the six months ended June 30, 2014.  Professional fees include legal and other fees consisting mostly of cost related to the preparation of SEC filings. Our audit and legal fees are expected to vary.

Liquidity and Capital Resources

During the six months ended June 30, 2015, we utilized cash in the amount of $29,726 to pay for operating activities compared to $28,793 for the six months ended June 30, 2014. Cash used in operating activities during the six months ended June 30, 2015 included a net loss of $57,066 compared to a net loss of $2,423,008 for the six months ended June 30. 2014. The net loss for the six months ended June 30, 2015 included non-cash stock based compensation expense of $27,500 compared to a similar charge in the same 2014 period of $2,393,750.    Accounts payable decreased and utilized cash of $1,227 for the six months ended June 30, 2015 compared to no change for the six months ended June 30, 2014.

 Investing Activities

We did not use any cash resources for investing activities during the six months ended June 30, 2015 compared to the acquisition cost, of a web site, of $5,600 for the six months ended June 30, 2014.

Financing Activities

During the six months ended June 30, 2015 the Company generated $25,000 from a related party loan and $25,000 from the sale of common stock, compared to the six months ended June 30, 2014, when we received proceeds from notes payable in the amount of $25,096 and $5,000 from the sale of common stock.

Working Capital Needs:

As of June 30, 2015, we had a working capital deficit of ($41,363).  Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products.

Sources of Capital:

We expect to obtain financing through the sale of restricted common shares, shareholder loans, and a potential line of credit. The sale of common shares will be priced based on current market activity.  Shareholder loans, depending on circumstances, may be without stated terms of repayment or interest. Because a line of credit is not currently being investigated, its terms will depend on the lender at the time of commitment.  We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

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

We are in the start-up stage of our business plan. We are currently working with potential sponsors of our card games and the U.S. Patent office before we start promoting our games.  In the next 12 months we anticipate developing and or purchasing additional games for our game portfolio. Every game will require   a novel approach to add it to our portfolio including the issuance of our stock to acquire them. We anticipate when we have reached our goal of several new games in our portfolio we will have a strong portfolio to make available to the general public and begin to charge a fee for downloads of our games via ITunes and our web page Reraisegaming.com.

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

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our unaudited interim financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our unaudited interim financial statements:

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the six month period ended June 30, 2015.

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of August, 2015.

RERAISE GAMING CORPORATION

BY: /s/	RON CAMACHO RON CAMACHO
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer