Form 10-Q/A
period 2015-06-30
RERAISE GAMING CORP
filed 2015-08-19
CIK 1592411

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
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,326,000 shares of common stock as of August 18, 2015.

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report of Reraise Gaming Corporation (the “Company”) on Form 10-Q, for the quarterly period ended June 30, 2015 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2015 (the “Original Filing Date”). The purpose of this Amendment is solely to furnish certain exhibits to the Form 10-Q in accordance with Rule 405 of Regulation S-T, which were inadvertently omitted in the Form 10-Q filed on the Original Filing Date. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 14, 2015.

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of August  19, 2015.

RERAISE GAMING CORPORATION

BY:	RON CAMACHO

/s/	RON CAMACHO
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer