Form 10-Q
period 2015-09-30
RERAISE GAMING CORP
filed 2015-11-13
CIK 1592411

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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
 YES ☐      NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,376,000 shares of common stock as of October 22, 2015.

     RERAISE GAMING CORPORATION
FINANCIAL STATEMENTS
September 30, 2015

Item 1:  Financial statements

Reraise Gaming Corporation
Condensed Balance Sheets

	September 30	December 31,
	2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$24,905	$21,113
Total current assets	24,905	21,113

Long term assets
Intangible asset, less accumulated amortization
of $2,659 and $1,059 respectively	3,741	5,341
Total long term assts	3,741	5,341
Total assets	$28,646	$26,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,358	$2,477
Loan payable - related party	30,000	30,000
Note payable - related party	51,500	26,500
Total current liabilities	82,858	58,977

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,271,000 shares
outstanding, respectively	17,376	17,272
Additional paid in capital	2,682,624	2,630,228
Accumulated deficit	(2,754,212)	(2,680,023)
Total stockholders' deficit	(54,212)	(32,523)

Total liabilities and stockholders' deficit	$28,646	$26,454

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
 Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	10,142	2,792	33,158	2,401,410
Product endorsement	-		27,500	17,500
Professional fees	6,874	-	12,900	6,433
Total operating expenses	17,016	2,792	73,558	2,425,343

Loss from operations	(17,016)	(2,792)	(73,558)	(2,425,343)

Other expenses
Interest expense	107	-	631	457
Total other expenses	107	-	631	457

Loss before provision for income taxes	(17,123)	(2,792)	(74,189)	(2,425,800)
Net loss	$(17,123)	$(2,792)	$(74,189)	$(2,425,800)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.00)	$(0.15)

Weighted average shares outstanding
Basic and diluted	17,376,000	17,271,000	17,344,571	16,303,601

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Condensed  Statements of Cash Flow
(Unaudited)

	For the nine months ended
	September 30
	2015	2014
Cash flows from operating activities
Net (loss)	$(74,189)	$(2,425,800)
Adjustments to reconcile net loss to cash
used in operating activities
Stock based compensation	27,500	2,393,750
Depreciation	1,600	825
Change in assets and liabilities-
Increase (decrease) in accounts payable	(1,119)	411
Net cash used in operating activities	(46,208)	(30,814)

Cash flows from investing activities
Acquisition of interactive web site	-	(6,600)
Net cash used in investing activities	-	(6,600)

Cash flows from financing activities
Loan from related party	25,000	25,000
Common stock issued for cash	25,000	5,000
Net cash provided by financing activities	50,000	30,000

Increase (Decrease) in Cash	3,792	(7,414)
Cash, beginning	21,113	33,655
Cash, ending	$24,905	$26,241
Supplementary information
Cash paid:
Interest		$-
Income taxes		$-

Supplementary disclosure for non cash financing and
investment activity
Common shares issued for services

The accompanying notes are an integral part of these unaudited condensed financial statements

Reraise Gaming Corporation
Notes to Unaudited Condensed Financial Statements
September 30, 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Reraise Gaming Corporation (Reraise) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.  As of September 30, 2015 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker.  Several of the games are available on line, at no charge, to test their viability.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended September 30, 2015 of $2,754,212. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

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

NOTE 4 - COMMITMENT

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

NOTE 5 - STOCKHOLDERS’ EQUITY

On January 7, 2015 the Company issued 55,000 restricted common shares to two consultants, for allowing the Company to utilize the consultants’ name, image and endorsement, on Company material, electronic and other wise.  The shares have a fair value of $27,500 which was recognized as stock based compensation for the nine months ended September 30, 2015.

On June 15, 2015 the Company issued 50,000 restricted common shares, to an investor, at $0.50 per share or a total of $25,000 cash.

NOTE 6 – RELATED PARTY TRANSACTIONS

Between December 3, 2013 and January 29, 2014 a related party made cash advances totaling $30,000, to an individual, to acquire, several patents and patents pending.  The loan is non-interest bearing, unsecured and has no repayment terms or maturity date.

On June 2, 2014, the Company borrowed $25,000 from a related party with compound interest of 5% repayable in one payment of $26,250, on June 1, 2015.  The lender had not made a demand for payment nor for the common stock, to be issued.  In the event of default, the note is secured by not less than 2,000,000 shares of the Company’s common stock.  On August 14, 2015, the note was extended to mature, including accrued interest of $1,322, on June 1, 2016.  The Company evaluated the amendment under ASC 470-50 and determined that the modification was not substantial.

On June 8, 2015 the Company borrowed $25,000, from a related party, on an unsecured note payable, repayable on July 8, 2015, including interest of 2% per annum.  On August 14, 2015, the note was extended to mature, including accrued interest of $542, on July 8, 2016.  The Company evaluated the amendment  under ASC470-50 and determined that the modification was not substantial.  The Company also previously borrowed $1,500 non-interest bearing, payable on demand, which remains outstanding as of September 30, 2015.

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

Results of Operations

The following is an analysis of our revenues, and analysis of components of expenses, and variances comparing the nine and three months ended September 30, 2015 to the nine and three months ended September 30, 2014.

We are in our infancy stage and have not generated any revenue from our core business model.  Our total expenses during those periods were general and administrative expense of $33,158 compared to $2,401,410, which included $2,393,750 for stock based compensation; $27,500 for product endorsement compared to $17,500; $12,900 legal and filing fees compared to $6,433. Interest expense for the nine months ended September 30, 2015 was $631 compared to $457 for the nine months ended September 30, 2014.  General and administrative expense for the three months ended September 30, 2015 was $10,142 compared to $2,792 for the same period in 2014. Interest expense for the three months ended September 30, 2015 was $107 compared to $0 for three months ended September 30, 2014.

The increase in operating expenses, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 excluding the stock based compensation paid in 2014, is due to additional costs, primarily legal and filing fees, incurred to maintain the public company.

Liquidity and Capital Resources

During the nine months ended September, 30, 2015, we utilized cash in the amount of $46,208 to pay for operating activities compared to $30,814 for the nine months ended September 30, 2014. Cash used in operating activities during the nine months ended September 30, 2015 included a net loss of $74,189 compared to a net loss of $2,425,800 for the nine months ended September 30. 2014. The net loss for the nine months ended September 30, 2015 included non-cash stock based compensation expense of $27,500 compared to $2,393,750 for the same period in 2014. Accounts payable decreased and utilized cash of $1,119 for the nine months ended September 30, 2015 compared to cash provided of $411 for the nine months ended September 30, 2014.

 Investing Activities

We did not use any cash resources for investing activities during the nine months ended September 30, 2015 compared to the acquisition cost, of a web site, of $6,600 for the nine months ended September 30, 2014.

Financing Activities

During the nine months ended September 30, 2015 the Company generated $25,000 from a related party loan and $25,000 from the sale of common stock, compared to the nine months ended September 30, 2014, when we received proceeds from notes payable in the amount of $25,000 and $5,000 from the sale of common stock.

Working Capital Needs:

As of September 30, 2015, we had a working capital deficit of $ 57,953.  Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products.

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

ITEM 4.        CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended September 30, 2015.

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of November, 2015.

RERAISE GAMING CORPORATION

BY: /s/	RON CAMACHO RON CAMACHO
Principal Executive Officer Principal Financial Officer and Principal Accounting Officer