Form 10-K
period 2015-12-31
RERAISE GAMING CORP
filed 2016-03-30
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0001592411

Reraise Gaming Corporation
(Exact name of registrant as specified in its charter)

Nevada	46-3787845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7785 S Dean Martin Dr. #100, Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)

(702) 514-7111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	OTC Markets

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes           ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes           ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes           ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes           ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐Yes   ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $429,866 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 17,376,000 shares of common stock as of March 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None

Reraise Gaming Corporation
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2015

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: "Business," "Management's Discussion and Analysis," and "Risk Factors." These forward-looking statements generally are identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "future," "opportunity," "plan," "may," "should," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled "Risk Factors" (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1,   Business

Reraise Gaming Corporation (Reraise) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada. As of December 31, 2015, in addition to those we are developing, the Company has acquired a variety of poker games, some with patents and some with patents pending.  Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker.  To test their viability, several of the games are available on line, at no charge.

Item 1A,    Risk Factors

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 1B,   Unresolved Staff Comments

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Item 2,   Properties

The Company maintains its principal office at 7785 S Dean Martin Dr. Las Vegas, Nevada, 89118.  Our telephone number is (702) 514 7111.  The Company has no full time employees and operates out of the President’s office facilities at no cost.

Item 3,   Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4,    Mine Safety Disclosures

Not applicable.

PART II

Item 5,   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "IEEC".

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

2015 Fiscal Year	Bid Price
	Hi		Low
March 31, 2015	$	n/a	n/a
June 30, 2015		$0.10	0.10
September 30, 2015		$2.00	2.00
December 31, 2015		$0.12	0.12

2014 Fiscal Year
March 31, 2014	$	n/a	n/a
June 30, 2014	$	n/a	n/a
September 30, 2014	$	n/a	n/a
December 31, 2014	$	n/a	n/a
The Company became effective on April 6, 2015
On March 13, 2016, the closing price for the common stock on OTC Markets was $0.12 per share.

Holders

As of December 31, 2015, we had 58 holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the board of directors deem relevant.

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

The total number of common shares, authorized, that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 17,326,000 and 17,271,000 shares of common stock issued and outstanding at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company issued 10,000 shares of its common stock to investors at $0.50 per share, for total cash proceeds of $5,000.

During the year ended December 31, 2014, the Company issued 4,787,500 shares of its common stock for services at a cost of $0.50 per share, or a total cost of $2,393,750. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued 55,000 shares of its common stock, for services provided, for $0.50 per share, recorded at a total cost of $27,500. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company sold, for cash, 50,000 shares of its common stock, recorded at a cost of $0.50 per share or a total of $25,000.

Use of Proceeds from Registered Securities

The Company is using the proceeds from the sale of its common stock to for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6,   Selected Financial Data

Not required for smaller reporting companies.

Item 7,   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

For the years ended December 31, 2014 and 2015:

We did not generate any revenue during the years ended December 31, 2014 and 2015.  During this stage, we built our web site and were primarily focused on acquiring, developing and testing products.

Total operating expenses for the years ended December 31, 2015 and 2014 were $89,846 and $2,432,702 respectively.  General and administrative expenses were $38,838 for the year ended December 31, 2015 compared to $38,952 for the year ended December 31, 2014.  Stock based compensation of $27,500 was recorded during 2015 compared to $2,393,750 paid, during 2014, to a number of professional gamblers, for the right to use their image and endorsements. Amortization of $2,133 was included in general and administrative expense for the year ended December 31, 2015 compared to $1,059 in 2014. Professional fees of $23,508 were incurred during the year ended December 31, 2015 compared to $0.00 during the year ended December 31, 2014.  Interest expense was $3,078 and $726 during the years ended December 31, 2015 and 2014, respectively. The overall decrease in operating expenses was due to the decreased activity as our business plan matured and sourcing additional endorsements was not required.

Our accumulated deficit on December 31, 2015 was $2,772,947 compared to $2,680,023 on December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015 we had current assets of $13,002; current liabilities of $89,157, and a working capital deficit of $76,155 as compared to current assets of $21,113; current liabilities of $58,977 and a working capital deficit of $37,864 at December 31, 2014. The increase in the working capital deficit is due to the acquisition of loans payable required to pay for continuing overhead.

Cash Flows from Operation Activities

During the year ended December 31, 2015, the Company used cash, for operating activities, in the amount of $57,962 compared to $36,142 for the year ended December 31, 2014. For the year ended December 31, 2015, cash used in operating activities included a net loss of $92,924 compared to a net loss of $2,433,428 for the year ended December 31, 2014. The loss for the year ended December 31, 2015 included stock based compensation of $27,500 paid to two consultants for the use of their images and $2,133 for amortization, compared with $2,393,750 paid with common stock, to several consultants for the use of their images and endorsements, plus $1,059 for amortization, during 2014. During the year ended December 31, 2015 related party receivable and accounts payable increased by $1,351 and $6,680, respectively, compared to no change in related party receivable and an increase in accounts payable of $2,477 for the year ended December 31, 2014.

Cash Flows used in Investing Activities

During the years ended December 31, 2015 no cash was used in Investing Activities compared to $6,400 in 2014 which was used for development of our web site.

Cash Flows from Financing Activities

During the year ended December 31, 2015 the Company received proceeds, of $25,000 from the sale of 50,000 common shares, and $25,000 from a  related party note payable, compared to $5,000 from the sale of 10,000 common shares and a $25,000 related party note payable.

Going Concern

The Company incurred a net losses of $92,924 for the year ended December 31, 2015 and $2,433,428 for the year ended December 31, 2014 and has accumulated net losses of $2,772,947 at December 31, 2015 and $2,680,023 at December 31, 2014.  The Company is still developing its products and has generated no revenue since inception through the year ended December 31, 2015, and anticipates that it will continue to generate losses, until its business plan matures, in the near future.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Plan of Operations

Management's plan is to raise additional financing, as required, through a combination of equity and debt financing. Management believes this will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Cash

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Website Development

The Company capitalizes the costs associated with the development of its website.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization will be provided over the estimated useful life of 3 years using the straight-line method for financial statement purposes.

Stock Based Payments

The Company recognizes stock-based compensation, including stock option grants, warrants and restricted stock grants at their fair value on the grant date. Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.  Compensation expense is generally recognized on a straight-line basis over the vesting period.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company's financial statements.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 7A   Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8   Financial Statements and Supplementary Data

See F-1.

RERAISE GAMING CORPORATION
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS
AND
FINANCIAL STATEMENTS

For the Years Ended
December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Reraise Gaming Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Reraise Gaming Corporation (the “Company”) as of December 31, 2015 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception and has a working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this mater are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
ReRaise Gaming Corporation

We have audited the accompanying balance sheet of ReRaise Gaming Corporation (the Company) as of December 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ReRaise Gaming Corporation as of December 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated no revenue to date, has an accumulated deficit and is dependent on financial support from its shareholders, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 23, 2015

Reraise Gaming Corporation
 Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS

Current assets
Cash	$11,651	$21,113
Related party advances	1,351	-
Total current assets	13,002	21,113

Long term assets
Intangible asset, less accumulated amortization
of $3,192 and $1,059 respectively	3,208	5,341
Total long term assets	3,208	5,341
Total assets	$16,210	$26,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,157	$2,477
Loan payable - related party	30,000	30,000
Notes payable - related parties	50,000	25,000
Payable – related party	-	1,500
Total current liabilities	89,157	58,977

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,271,000 shares
issued and outstanding, respectively	17,377	17,272
Additional paid in capital	2,682,623	2,630,228
Accumulated deficit	(2,772,947)	(2,680,023)
Total stockholders' deficit	(72,947)	(32,523)

Total liabilities and stockholders' deficit	$16,210	$26,454

The accompanying notes are an integral part of these  financial statements

Reraise Gaming Corporation
  Statements of Operations

	For the Years Ended
	December 31,
	2015	2014

Revenue	$-	$-

Operating expenses
General and administrative	38,838	2,432,702
Product endorsement	27,500	-
Professional fees	23,508	-
Total operating expenses	89,846	2,432,702

Loss from operations	(89,846)	(2,432,702)

Other expenses
Interest expense	(3,078)	(726)
Total other expenses	(3,078)	(726)

Loss before provision for income taxes	(92,924)	(2,433,428)
Net loss	$(92,924)	$(2,433,428)

Basic and diluted loss per share	$(0.01)	$(0.15)

Weighted average shares outstanding
Basic and diluted	17,352,493	16,547,438

The accompanying notes are an integral part of these  financial statements

Reraise Gaming Corporation
 Statement of Stockholders' Equity (Deficit)
Years Ended December 31, 2015 and 2014

	Common shares		Stock	Additional paid	Accumulated	Stockholders'
	Shares	par value	payable	in capital	deficit	equity

Balance, December 31, 2013	12,473,500	$12,374	$50,000	$186,376	$(246,595)	$2,155

Common stock issued to liquidate stock payable		100	(50,000)	49,900	-	-
Common stock sold for cash	10,000	10	-	4,990	-	5,000
Common stock issued for services	4,787,500	4,788	-	2,388,962	-	2,393,750
Net loss for the year	-	-	-	-	(2,433,428)	(2,433,428)

Balance, December 31, 2014	17,271,000	$17,271	$-	$2,630,228	$(2,680,023)	$(32,523)

Common stock issued for services	55,000	55	-	27,445	-	27,500
Common stock issued for cash	50,000	50	-	24,950	-	25,000
Net loss for the year	-	-	-	-	(92,924)	(92,924)

Balance, December 31, 2015	17,376,000	$17,376	$-	$2,682,623	$(2,772,947)	$(72,947)

The accompanying notes are an integral part of these financial statements

Reraise Gaming Corporation
  Statements of Cash Flow

	For the Years Ended
	December 31,
	2015	2014
Cash flows from operating activities
Net (loss)	$(92,924)	$(2,433,428)
Adjustments to reconcile net loss to cash
used in operating activities
Common stock issued for services	27,500	2,393,750
Amortization	2,133	1,059
Change in operating assets and liabilities:
Increase (decrease) in related party advance	(1,351)	-
Increase (decrease) in accounts payable	6,680	2,477
Net cash used in operating activities	(57,962)	(36,142)

Cash flows from investing activities
Capitalized website development costs	-	(6,400)
Net cash used in investing activities	-	(6,400)

Cash flows from financing activities
Proceeds from sale of common shares	25,000	5,000
Repayment of related party payable	(1,500)	-
Proceeds from notes payable - related party	25,000	25,000
Net cash provided by financing activities	48,500	30,000

Net decrease in cash	(9,462)	(12,542)
Cash, beginning	21,113	33,655
Cash, ending	$11,651	$21,113
Supplementary information
Cash paid:
Interest	$1,358	$772
Income taxes	$-	$-

Supplementary disclosure for non cash financing and
investment activity
Common shares issued for subscriptions payable	$-	$50,000

The accompanying notes are an integral part of these financial statements

Reraise Gaming Corporation
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

ReRaise Gaming Corporation (“the Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada. As of December 31, 2015 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker.  Several of the games are available on line, at no charge, to test their viability.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year-end.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

Website Development Costs

The Company capitalizes its costs to develop its website when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the website will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which approximates three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional material functionality are capitalized and expensed over the estimated useful life of the upgrades.

The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company’s capitalized website amortization is included in general and administrative expenses in the Company’s statements of operations, and totaled $2,133 and $1,059 for the years ended December 31, 2015 and 2014 respectively.

Revenue Recognition

The Company intends to recognize revenue when it is realized or realizable and earned, and therefore only recognizes revenue on sales once those sales meet the following requirements, in accordance with the contracts entered into with its customers.

The contracts must meet all of the following four criteria in order to recognize revenue:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred
•	The sales price is fixed or determinable
•	Collection is reasonably assured

Payments received in advance of satisfaction of the relevant criteria for revenue recognition will be recorded as advances from customers.

Cost of Sales

Cost of sales is the direct cost associated with the earning of revenue and predominantly includes the cost of delivering the “game” to the customer, including permits, licenses, payroll and payroll related costs and the cost of the infrastructure to support the delivery.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  No impairment expense has been recorded on long-lived assets for the years ended December 31, 2015 and December 31, 2014 respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2015 or December 31, 2014.

Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market-based inputs or inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2015 and 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.  Specifically, the Company reclassified a note payable to a related party note payable and decreased the net carryforward losses disclosed in footnote #9.

Recently Adopted Accounting Pronouncements

In August 2014, FASB issued (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended December 31, 2015 of $2,772,947 and $2,680,023 for the year ended December 31, 2014, of which $2,393,750 was the result of compensation in the form of stock issuances for consulting and other services paid in 2014 and an additional $27,500 paid during 2015. As of December 31, 2015, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

NOTE 5 – INTANGIBLE ASSETS

During the period from inception through December 31, 2013, the Company entered into an agreement to purchase, three newly developed poker games, from an individual who was an officer of the company and who resigned from that position as a condition of a mutually acceptable agreement. The purchase price was $35,000 plus 300,000 shares of the Company’s restricted common stock. The shares were recorded at a cost of $0.50 per share and in compliance with GAAP the entire amount was expensed as professional fees.

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company’s capitalized website amortization is included in general and administrative expenses in the Company’s statements of operations, and totaled $1,059 and $2,133 for the years ended December 31, 2014 and 2015, respectively. Intangible assets consist of the unamortized portion of capitalized website development costs.  The following table presents the detail of intangible assets as of December 31, 2015:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life

Capitalized website development costs	$6,400	$(3,192)	$3,208	1.17 years
Total	6,400	(3,192)	3,208	1.17 years

NOTE 6 – NOTES PAYABLE

On June 2, 2014 the Company borrowed $25,000 from a related party with interest of 5% repayable in one payment of $26,250, on June 1, 2015.  In the event of default, the note is secured by not less than 2,000,000 shares of the Company’s common stock. On August 14, 2015 the note was extended, with an additional interest charge of 5% or $1,322.50, the entire balance of $26,322.50 repayable on June 1, 2016. In addition, the note is secured by 2,000,000 common shares of the Company.

On June 8, 2015 the Company borrowed $25,000 from a related party with interest of 2% repayable in one payment of $25,042, on July 8, 2015. On August 14, 2015 the note was extended, under the same terms and conditions, until July 8, 2016, the entire balance of $25,682 payable in one lump sum.  In the event of default, unless such default is cured within 10 days, holder has the option of charging the Company an additional 10% of the note amount.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company had borrowed, during 2013, $1,500 from the Company’s President and Director.  The loan, which, was non-interest bearing, was borrowed as an open line of credit and was subject to repayment at the will of the lender. As of December 2015, the Company repaid the $1,500 in full.

On June 2, 2014 the Company borrowed $25,000 from a related party with interest of 5% repayable in one payment of $26,250, on June 1, 2015.  In the event of default, the note is secured by not less than 2,000,000 shares of the Company’s common stock. On August 14, 2015 the note was extended, with an additional interest charge of 5% or $1,322.50, the entire balance of $26,322.50 repayable on June 1, 2016.

On June 8, 2015 the Company borrowed $25,000 from a related party with interest of 2% repayable in one payment of $25,042, on July 8, 2015. On August 14, 2015 the note was extended, under the same terms and conditions, until July 8, 2016, the entire balance of $25,682 payable in one lump sum.  In the event of default, unless such default is cured within 10 days, holder has the option of charging the Company an additional 10% of the note amount.

As of December 31, 2015, the Company has an outstanding advance to the Company’s President of $1,351. The advance was for working capital purposes.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 8 – STOCKHOLDERS’ EQUITY

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.001 per share. There are no preferred shares authorized to be issued.  There were 17,376,000 and 17,271,000 shares of common stock issued and outstanding at December 31, 2015 and 2014, respectively.

During the year ended December 31, 2014, the Company issued 10,000 shares of its common stock to investors at $0.50 per share, for total cash proceeds of $5,000.

During the year ended December 31, 2014, the Company issued 4,787,500 shares of its common stock for services at a cost of $0.50 per share, or a total cost of $2,393,750. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued 55,000 shares of its common stock, for services provided, at $0.50 per share for a total cost of $27,500. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued, for cash, 50,000 shares of its common stock, at a cost of $0.50 per share, recorded at a cost of $25,000.

NOTE 9—INCOME TAXES

Net deferred tax assets consist of the following components:
	December 31, 2014	December 31, 2015
Deferred tax asset:
Net operating loss carryforwards	$(27,746)	$(60,269)
Valuation allowance	27,746	60,269
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $172,000 as of December 31, 2015 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2015 remains open to examination by federal tax authorities and other tax jurisdictions.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A   Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2015, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

·
We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

·	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

·
We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

·	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

·	Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

·	Hiring additional qualified financial personnel;

·	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

·	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants.  These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles.  We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

·
Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

·	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B   Other Information

none

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2015.

Ron Camacho	56	President, Secretary, Treasurer and Director

Ron Camacho, President, Secretary, Treasurer and Director

 As our President, Secretary, Treasurer and sole director, Ron Camacho is responsible for the day-to-day management of the Company, administrative functions and corporate filings, and for the continued strategic evolution of its business. He brings to the Board his several years of experience in organizing and managing corporations. He currently devotes up to ten hours per week (25% of his time) to the Company. Ron Camacho is an experienced entrepreneur that currently owns and operates his own business, which has been successfully in business for over 13 years. Mr. Camacho is responsible for managing all aspects of his company business and overseeing research, development and marketing.

His experience qualifies him to be and Officer and Director of Reraise Gaming Corporation.

Directors

The authorized number of directors of the corporation shall be fixed from time to time by resolution adopted by the Board.

Term of Office

Directors shall be elected at the annual meeting of stockholders and each director shall hold office until his successor is elected and qualified or until his death, retirement, earlier resignation or removal.

Board of Director Committees

We do not have any board committees due to the limited size of the Board and the Company, and as such the board as a whole carries out the functions of audit, nominating and compensation committees.

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2014 and 2015:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron	2014								$0.00
Camacho (1)	2015								$0.00

(1)	President, Secretary, Treasurer and Director

Employment Agreements

 None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2014 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron Camacho	-	-	-	-	-	-	-	-	-

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2015.

·	By each person who is known by us to beneficially own more than 5% of our common stock;
·	By each of our officers and directors; and
·	By all of our officers and directors as a group.

Title of class	Name and address of beneficial owner	Amount of beneficial ownershhip	Percent of class

common	Ron Comacho 6623 Las Vegas Blvd. Ste. 255, Las Vegas NV 89119	6,000,000	34.53%

common	All officers and directors as a group(2)	6,000,000	34.53%

5% shareholders
common	All in Allen 7825 Dean Martin Dr. # 100 Las Vegas, NV 89118	6,000,000	34.53%

common	Elena Baldina 10259 Glimmering Star Drive, Las Vegas NV 89178	1,000,000	5.755%

common	Natalie Rasmussen 4543 Weitzman Place, Las Vegas NV 89141	1,000,500	5.758%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

In   addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We currently operate with one directors, Ron Comacho. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit- Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2014	$8,885	-	-	-
2015	$10,000	-	-	-

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15   Exhibits, Financial Statement Schedules

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reraise Gaming Corporation

Date: March 30, 2016	/s/ Ron Comacho
Ron Comacho President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2016	/s/ Ron Comacho
Ron Comacho, President, Secretary, Treasurer and Director