Form 10-Q
period 2016-03-31
RERAISE GAMING CORP
filed 2016-05-06
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

RERAISE GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	46-3787845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7785 S. Dean Martin Dr. #100 Las Vegas, NV 89118
(Address of principal executive offices, including zip code.)

(702) 514-7111
(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☒                  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,376,000 shares of common stock as of May 4, 2016.

RERAISE GAMING CORPORATION
FINANCIAL STATEMENTS
March 31, 2016

Reraise Gaming Corporation
Balance Sheets
(unaudited)

	March 31	December 31
	2016	2015

ASSETS

Current assets
Cash	$4,811	$11,651
Related party receivable	1,351	1,351
Total current assets	6,162	13,002

Long term assets
Intangible asset, less accumulated amortization
of $3,725 and $3,192 respectively	2,675	3,208
Total long term assts	2,675	3,208
Total assets	$8,837	$16,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$9,658	$9,158
Loan payable - related party	30,000	30,000
Notes payable - related parties	50,000	50,000
Total current liabilities	89,658	89,158

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,376,000 shares
outstanding, respectively	17,376	17,376
Additional paid in capital	2,682,623	2,682,623
Accumulated deficit	(2,780,820)	(2,772,947)
Total stockholders' deficit	(80,821)	(72,948)

Total liabilities and stockholders' deficit	$8,837	$16,210

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Statements of Operations
(unaudited)

	For the Three Months ended
	March 31,
	2016	2015

Revenue	$-	$-

Operating expenses
General and administrative	7,373	11,278
Product endorsement	-	27,500
Total operating expenses	7,373	38,778

Loss from operations	(7,373)	(38,778)

Other expenses
Interest expense	(500)	(308)
Total other expenses	(500)	(308)

Loss before provision for income taxes	(7,873)	(39,086)

Net loss	$(7,873)	$(39,086)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	17,376,000	17,322,333

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Statements of Cash Flow
(unaudited)

	For the Three Months ended March 31,
	2016	2015

Revenue	$-	$-

Operating expenses
General and administrative	7,373	11,278
Product endorsement	-	27,500
Total operating expenses	7,373	38,778

Loss from operations	(7,373)	(38,778)

Other expenses
Interest expense	(500)	(308)
Total other expenses	(500)	(308)

Loss before provision for income taxes	(7,873)	(39,086)

Net loss	$(7,873)	$(39,086)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	17,376,000	17,322,333

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Notes to Financial Statements
For the Three Months Ended March 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Reraise Gaming Corporation (Reraise) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada. As of March 31, 2016 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker. Several of the games are available on line, at no charge, to test their viability.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of Reraise Gaming Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2015 and 2014, contained in the Company's Form 10K, originally filed with the Securities and Exchange Commission on March 30, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended March 31, 2016 of $2,780,820. As of March 31, 2016, the Company has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

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

NOTE 4 - COMMITMENT

On May 21, 2014 the Company entered into an agreement with Chris Moneymaker, an individual to use his name and likeness alongside a brief positive quote on the Company's website, paraphernalia or literature. In exchange, the Company will compensate Chris Moneymaker the following:

Reraise Gaming Corporation
Notes to Financial Statements
For the Three Months Ended March 31, 2016 and 2015

NOTE 4 – COMMITMENT (Continued)

☐	$10,000 signing bonus
☐	$1,000 per month – 24 months consulting contract after we have raised $1,000,000 from the time this contract is initiated.
☐
Additional $500 per month – 24 month consulting contract for every $1,000,000 thereafter that is raised. The above consulting terms are concurrent, meaning, the 2nd contract will be added to the first contract and every other contract thereafter.

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company's capitalized website amortization is included in general and administrative expenses in the Company's statements of operations, and totaled $533 and $533 for the three months ended March 31, 2016 and 2015, respectively. Intangible assets consist of the unamortized portion of capitalized website development costs.

NOTE 6 – RELATED PARTY LOANS AND NOTES PAYABLE

During the year, December 31, 2013, the Company accrued expenses for $30,000 for the payment of services provided by an entity controlled by the Company's sole officer and director. The loan is non- interest bearing, unsecured and has no specific repayment terms or maturity date. As of March 31, 2016, the entire $30,000 is outstanding.

On June 2, 2014 the Company borrowed $25,000 from a related party with interest of 5% repayable in one payment of $26,250, on June 1, 2015. In the event of default, the note is secured by not less than 2,000,000 shares of the Company's common stock. On August 14, 2015 the note was extended, with an additional interest charge of 5% or $1,322, the entire balance of $26,322, repayable on June 1, 2016.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

As of March 31, 2016, the Company has an outstanding advance to the Company's President, in the amount of $1,351. The advance was for working capital purposes. The advance has no specific repayments terms or maturity and is non-interest bearing and unsecured.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

Item 2: - Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management's plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. Examples of forward-looking statements made in this quarterly report on Form 10-Q includes statements about:

•	our marketing plan;
•	our plans to hire industry experts and expand our management team;
•	our beliefs regarding the future of our competitors;
•	our anticipated development schedule;
•	the anticipated benefits of our product;
•	our expectation that the demand for our products will eventually increase; and
•	our expectation that we will be able to raise capital when we need it.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

•	general economic and business conditions;
•	we may have product liability claims;
•	we may not be successful in commercialization of our products;
•	regulatory changes may hurt the market for our products;
•	we may not be able to protect our intellectual property rights;
•	our auditors have issued a going concern opinion regarding our company;
•	competition for, among other things, capital, products and skilled personnel; and
•	other factors discussed under the section entitled "Risk Factors",

any of which may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this report, the terms "we", "us" and "our" mean Reraise Gaming Corporation, a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

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

Results of Operations

The following is an analysis of our revenues, and analysis of components of expenses, and variances comparing the three months ended March 31, 2016 to the three months ended March 31, 2015.

We are in our infancy stage and have not generated any revenue from our core business model. Our total operating expenses during those periods were general and administrative expense of $7,373 for the three months ended March 31, 2016 compared to $38,778, which included $27,500 of product endorsement costs, paid for through the issuance of restricted common stock. Interest expense for the three months ended March 31, 2016 was $500 compared to $308 for the three months ended March 31, 2015. General and administrative expense for the three months ended March 31, 2016 was $7,373 compared to $11,278 for the same period in 2015.

The decrease in operating expenses, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, excluding the stock based compensation paid in 2015, is due, primarily, to reduced professional fees.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we utilized cash in the amount of $6,840 to pay for operating activities compared to $12,496 for the three months ended March 31, 2015. Cash used in operating activities during the three months ended March 31, 2016 included a net loss of $7,873 compared to a net loss of $39,086 for the three months ended March 31, 2015. The net loss for the three months ended March 31, 2016 included amortization of intangible asset in the amount of $533, compared to amortization of $533 and a non-cash stock based compensation expense of $27,500, for the same three months in 2015. Accounts payable increased and provided cash of $500 for the three months ended March 31, 2016 compared to cash utilized of $1,443 for the three months ended March 31, 2015.

Investing Activities

We did not use any cash resources for investing activities during the three month periods ended March 31, 2016 and 2015

Financing Activities

We did not generate any funds from financing activities during the three month periods ended March 31, 2016 and 2015.

Working Capital Needs:

As of March 31, 2016, we had a working capital deficit of $83,496. Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products.

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

Material Commitments

We do not have any material commitments for capital expenditures. Seasonal Aspects.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the three month period ended March 31, 2016.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 1A.         RISK FACTORS
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

The following documents are included herein:

EXHIBIT
NUMBER	DOCUMENT DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this May 5, 2016.

RERAISE GAMING CORPORATION

BY:	RON CAMACHO

/s/	RON CAMACHO
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer