Form 10-Q
period 2016-06-30
RERAISE GAMING CORP
filed 2016-08-22
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

RERAISE GAMING CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA	46-3787845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1980 Festival Plaza Drive Suite 530
Las Vegas, Nevada 89135
(Address of principal executive offices, including zip code.)

(702) 463-8880
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
YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,376,000 shares of common stock as of August 22, 2016.

RERAISE GAMING CORPORATION
FINANCIAL STATEMENTS
June 30, 2016

Reraise Gaming Corporation
Balance Sheets
 (unaudited)

	June 30	December 31
	2016	2015

ASSETS

Current assets
Cash	$4,386	$11,651
Related party receivable	-	1,351
Total current assets	4,386	13,002

Long term assets
Intangible asset, less accumulated amortization
of $4,259 and $3,192 respectively	2,141	3,208
Total long term assets	2,141	3,208
Total assets	$6,527	$16,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$4,000	$9,158
Loan payable - related party	-	30,000
Notes payable - related parties	-	50,000
Total current liabilities	4,000	89,158

Stockholders' equity (deficit)
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,376,000 shares
outstanding, respectively	17,376	17,376
Additional paid-in capital	2,776,138	2,682,623
Accumulated deficit	(2,790,987)	(2,772,947)
Total stockholders' equity (deficit)	2,527	(72,948)

Total liabilities and stockholders' deficit	$6,527	$16,210

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Statements of Operations
 (unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	10,167	17,765	17,540	56,543
Total operating expenses	10,167	17,765	17,540	56,543

Loss from operations	(10,167)	(17,765)	(17,540)	(56,543)

Other expenses
Interest expense	-	(831)	(500)	(523)
Total other expenses	-	(831)	(500)	(523)

Net loss	$(10,167)	$(18,596)	$(18,040)	$(57,066)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	17,376,000	17,334,333	17,376,000	17,328,597

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Statements of Cash Flows
(unaudited)

	For the Six Months ended June 30,
	2016	2015
Cash flow from operating activities
Net loss	$(18,040)	$(57,066)
Adjustment to reconcile net loss to cash used in operating activities
Stock based compensation	-	27,500
Amortization	1,067	1,067
Change in assets and liabilities-
Increase (decrease) in accounts payables and accruals	498	(1,227)

Net cash used in operating activities	(16,497)	(29,726)

Cash flows from financing activities
Net proceeds from note payable-related party	9,210	-
Loan from former related party	-	25,000
Common stock issued for cash	-	25,000
Net cash provided by financing activities	9,210	50,000

(Decrease) increase in cash	(7,265)	20,274
Cash, beginning	11,651	21,113
Cash, ending	$4,386	$41,387
Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Former related party notes and payables forgiven	$93,515	-

The accompanying notes are an integral part of these unaudited financial statements

Reraise Gaming Corporation
Notes to Financial Statements
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Reraise Gaming Corporation (Reraise), (the “Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada. As of June 30, 2016 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker. Several of the games are available on line, at no charge, to test their viability.

Our former director Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on July 8, 2016 and Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer on the same date. Mr. Kim expressed that he will end the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2015 and 2014, contained in the Company's Form 10K, originally filed with the Securities and Exchange Commission on March 30, 2016.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred an accumulated deficit of $2,790,987. As of June 30, 2016, the Company has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

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
For the Three Months Ended June 30, 2016 and 2015

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

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company's capitalized website amortization is included in general and administrative expenses in the Company's statements of operations, and totaled $1,067 and $1,067 for the six months ended June 30, 2016 and 2015, respectively. Intangible assets consist of the unamortized portion of capitalized website development costs.

NOTE 6 – RELATED PARTY LOANS AND NOTES PAYABLE

During the year, December 31, 2013, the Company accrued expenses for $30,000 for the payment of services provided by an entity controlled by the Company's former sole officer and director. The loan is non- interest bearing, unsecured and has no specific repayment terms or maturity date. As of March 31, 2016, the entire $30,000 is outstanding. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during the period.

On June 2, 2014 the Company borrowed $25,000 from a former related party with interest of 5% repayable in one payment of $26,250, on June 1, 2015. In the event of default, the note is secured by not less than 2,000,000 shares of the Company's common stock. On August 14, 2015 the note was extended, with an additional interest charge of 5% or $1,322, the entire balance of $26,322, repayable on June 1, 2016. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during the period

On June 8, 2015 the Company borrowed $25,000 from a former related party with interest of 2% repayable in one payment of $25,042, on July 8, 2015. On August 14, 2015 the note was extended, under the same terms and conditions, until July 8, 2016, the entire balance of $25,682 payable in one lump sum. In the event of default, unless such default is cured within 10 days, holder has the option of charging the Company an additional 10% of the note amount. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during the period.

On May 18, 2016, the Company borrowed $10,000 from a former related party and $790 was paid back on June 30, 2016. Pursuant to a loan waiver letter dated June 30, 2016, the entire remaining balance of $9,210 was forgiven during the period

On June 30, 2016, $93,515 was the total of the above former related party loan, notes payable and accrued interest which was waived. Since this transaction was with a related party the write-off of the debt was recorded as additional paid in capital.

NOTE 7 – RELATED PARTY RECEIVABLE

As of March 31, 2016, the Company has an outstanding advance to the former Company's President, in the amount of $1,351. The advance was for working capital purposes. The advance has no specific repayments terms or maturity and is non-interest bearing and unsecured. Pursuant to a waiver letter dated June 30, 2016, the entire balance was forgiven by the Company during the period

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 8 – SUBSEQUENT EVENTS

On July 20, 2016, the Company filed a certificate of amendment to the articles of incorporation with the Nevada Secretary of State to change the name to “Star Ally Inc.”  As of the filing of this report the name change has not been approved by FINRA.

On July 8, 2016, the Company’s original officer and director, Ron Camacho resigned and was replaced by Andy Kim.

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

Plan of Operations

We were in the business of developing software including gaming products (poker games)and after the appointment of Mr. Andy Kim as CEO of the Company on July 8, 2016, he inclined to terminate the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

Results of Operations

The following is an analysis of our revenues, and analysis of components of expenses, and variances comparing the six months ended June 30, 2016 to the six months ended June 30, 2015.

We are in our infancy stage and have not generated any revenue from our core business model. Our total operating expenses during those periods were general and administrative expense of $17,540 for the six months ended June 30, 2016 compared to $56,543. Interest expense for the six months ended June 30, 2016 was $500 compared to $523 for the six months ended June 30, 2015. General and administrative expense for the six months ended June 30, 2016 was $17,540 compared to $56,543 for the same period in 2015.

The decrease in operating expenses, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, excluding the stock based compensation paid in 2015, is due, primarily, to reduced professional fees.

Liquidity and Capital Resources

During the six months ended June 30, 2016, we utilized cash in the amount of $16,475 to pay for operating activities compared to $29,726 for the six months ended June 30, 2015. Cash used in operating activities during the six months ended June 30, 2016 included a net loss of $18,040 compared to a net loss of $57,066 for the six months ended June 30, 2015. The net profit for the six months ended June 30, 2016 included amortization of intangible asset in the amount of $1,067 and a non-cash written back of loan and other payables, compared to amortization of $1,067 and a non-cash stock based compensation expense of $27,500, for the same six months in 2015. Accounts and other payable increased and provided cash of $9,708 for the six months ended June 30, 2016 compared to cash utilized of $1,227 for the six months ended June 30, 2015.

Investing Activities

We did not use any cash resources for investing activities during the six month periods ended June 30, 2016 and 2015

Financing Activities

We generate $9,210 from financing activities during the six month period ended June 30, 2016 compared to cash generated from a related party loan and sale of common stock of $50,000 during the six month period ended June 30, 2015.

Working Capital Needs:

As of June 30, 2016, we had a working capital of $386. Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products.

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

Our former director Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on July 8, 2016 and Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer on the same date. Mr. Kim expressed that he will end the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the six month period ended June 30, 2016.

There were no changes in our internal control over financial reporting during the six month period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of August, 2016

RERAISE GAMING CORPORATION

BY:	ANDY KIM

/s/	ANDY KIM
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer