Form 10-Q
period 2016-11-09
STAR ALLY INC
filed 2016-11-17
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

STAR ALLY INC.
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
YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,376,000 shares of common stock as of November 14, 2016.

STAR ALLY INC.
(formerly Reraise Gaming Corporation)
FINANCIAL STATEMENTS
September 30, 2016

Star Ally Inc.
(formerly Reraise Gaming Corporation)
Balance Sheets
 (unaudited)

	September 30	December 31
	2016	2015

ASSETS

Current assets
Cash	$-	$11,651
Related party receivable	-	1,351
Total current assets	-	13,002

Long term assets
Intangible asset, less accumulated amortization
of $4,792 and $3,192 respectively	1,608	3,208
Total long term assets	1,608	3,208
Total assets	$1,608	$16,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$5,000	$9,158
Amount due to director	2,306	-
Loan payable - related party	-	30,000
Notes payable - related parties	-	50,000
Total current liabilities	7,306	89,158

Stockholders' deficit
Common stock, 100,000,000 shares authorized, at
$0.001 par value, 17,376,000 and 17,376,000 shares
outstanding, respectively	17,376	17,376
Additional paid-in capital	2,776,138	2,682,623
Accumulated deficit	(2,799,212)	(2,772,947)
Total stockholders' deficit	(5,698)	(72,948)

Total liabilities and stockholders' deficit	$1,608	$16,210

The accompanying notes are an integral part of these unaudited financial statements

Star Ally Inc.
(formerly Reraise Gaming Corporation)
Statements of Operations
 (unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	8,225	10,142	25,765	33,158
Product endorsement	-	-	-	27,500
Professional fees	-	6,874	-	12,900
Total operating expenses	8,225	17,016	25,765	73,558

Loss from operations	(8,225)	(17,016)	(25,765)	(73,558)

Other expenses
Interest expense	-	107	500	631
Total other expenses	-	107	500	631

Net loss	$(8,225)	$(17,123)	$(26,265)	$(74,189)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	17,376,000	17,376,000	17,376,000	17,344,571

The accompanying notes are an integral part of these unaudited financial statements

Star Ally Inc.
(formerly Reraise Gaming Corporation)
Statements of Cash Flow
(unaudited)

	For the Nine Months ended September 30,
	2016	2015
Cash flow from operating activities
Net loss	$(26,265)	$(74,189)
Adjustment to reconcile net loss to cash used in operating activities
Stock based compensation	-	27,500
Amortization	1,600	1,600
Change in assets and liabilities-
Increase (decrease) in accounts payables and accruals	3,804	(1,119)

Net cash used in operating activities	(20,861)	(46,208)

Cash flows from financing activities
Net proceeds from note payable-related party	9,210	-
Loan from former related party	-	25,000
Common stock issued for cash	-	25,000
Net cash provided by financing activities	9,210	50,000

(Decrease) increase in cash	(11,651)	3,792
Cash, beginning	11,651	21,113
Cash, ending	$-	$24,905
Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Former related party notes and payables forgiven	$93,515	$-
Due to related party for payment of expenses on behalf of the company	$2,306	$-

The accompanying notes are an integral part of these unaudited financial statements

Star Ally Inc.
(formerly Reraise Gaming Corporation)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2016 and 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Star Ally Inc. (formerly known as Reraise Gaming Corporation), (the “Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada. As of September 30, 2016 the Company has acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker. Several of the games are available on line, at no charge, to test their viability.

Our former director Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company. On July 8, 2016 and Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer on the same date. Mr. Kim expressed that he will end the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

On August 15, 2016, the Board of Directors appointed Mr. Jung Choung Hun to a vacant position on the Company’s Board of Directors. Jun Choung Hun was also appointed to the position of President, Chief Executive Officer (CEO), Secretary, Treasurer and Executive Director, replacing Andy Kim, who resigned as President, CEO, Secretary and Treasurer. There was no disagreement between the Company and Andy Kim, and Mr. Kim retains his position as Director of the Company.

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

NOTE 3 - GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business, The Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred an accumulated deficit of $2,799,212. As of September 30, 2016, the Company has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The Company's development activities since inception have been financially sustained through the sale of capital stock and capital contributions from a note holder.

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

NOTE 4 – COMMITMENT

On May 21, 2014 the Company entered into an agreement with Chris Moneymaker, an individual to use his name and likeness alongside a brief positive quote on the Company's website, paraphernalia or literature. In exchange, the Company will compensate Chris Moneymaker the following:

Star Ally Inc.
(formerly Reraise Gaming Corporation)
Notes to Financial Statements
For the Nine Months Ended September 30, 2016 and 2015

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

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company's capitalized website amortization is included in general and administrative expenses in the Company's statements of operations, and totaled $1,600 and $1,600 for the nine months ended September 30, 2016 and 2015, respectively. Intangible assets consist of the unamortized portion of capitalized website development costs.

NOTE 6 – RELATED TRANSACTIONS

During the year, December 31, 2013, the Company accrued expenses for $30,000 for the payment of services provided by an entity controlled by the Company's former sole officer and director. The loan is non-interest bearing, unsecured and has no specific repayment terms or maturity date. As of March 31, 2016, the entire $30,000 is outstanding. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance forgiven during the period.

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

On May 18, 2016, the Company borrowed $10,000 from a former related party and $790 was paid back on June 30, 2016. Pursuant to a loan waiver letter dated June 30, 2016, the entire remaining balance of $9,210 was forgiven during the period.

On June 30, 2016, $93,515 was the total of the above former related party loan, notes payable and accrued interest which was waived. Since this transaction was with a related party the write-off of the debt was recorded as additional paid in capital.

As of September 30, 2016, the Company was obligated to the CEO for an unsecured, non-interest demand bearing loan with a balance of 2,306.

As of March 31, 2016, the Company had an outstanding advance to the former Company's President, in the amount of $1,351. The advance was for working capital purposes. The advance has no specific repayments terms or maturity and is non-interest bearing and unsecured. Pursuant to a waiver letter dated June 30, 2016, the entire balance was forgiven by the Company during the period.

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

As used in this report, the terms "we", "us" and "our" mean Star Ally Inc., a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.

History and Overview

Star Ally Inc. was incorporated on October 2, 2013 under the laws of the State of Nevada.

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

Results of Operations

The following is an analysis of our revenues, and analysis of components of expenses, and variances comparing the nine months ended September 30, 2016 to the nine months ended September 30, 2015.

We are in our infancy stage and have not generated any revenue from our core business model. Our total operating expenses during those periods were general and administrative expense of $25,765 for the nine months ended September 30, 2016 compared to $73,558 for the nine months ended September 30, 2015. Interest expense for the nine months ended September 30, 2016 was $500 compared to $631 for the nine months ended September 30, 2015. General and administrative expense for the nine months ended September 30, 2016 was $25,765 compared to $33,158 for the same period in 2015.

The decrease in operating expenses, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, excluding the stock based compensation paid in 2015, is due, primarily, to reduced professional fees.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, we utilized cash in the amount of $20,861 to pay for operating activities compared to $46,208 for the nine months ended September 30, 2015. Cash used in operating activities during the nine months ended September 30, 2016 included a net loss of $26,265 compared to a net loss of $74,189 for the nine months ended September 30, 2015. The net loss for the nine months ended September 30, 2016 included amortization of intangible asset in the amount of $1,600 and a non-cash written back of loan and other payables, compared to amortization of $1,600 and a non-cash stock based compensation expense of $27,500, for the same nine months in 2015. Accounts and other payable increased and provided cash of $3,804 for the nine months ended September 30, 2016 compared to cash utilized of $1,119 for the nine months ended September 30, 2015.

Investing Activities

We did not use any cash resources for investing activities during the nine month periods ended September 30, 2016 and 2015

Financing Activities

We generate $9,210 from financing activities during the nine month period ended September 30, 2016 compared to cash generated from a related party loan and sale of common stock of $50,000 during the nine month period ended September 30, 2015.

Working Capital Needs:

As of September 30, 2016, we had a working capital deficit of $7,306. Over the next 12 months, we will require approximately $75,000 to sustain our working capital needs as a public reporting company and to further develop our web and bricks and mortar products.

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

Our former director Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company.  On July 8, 2016 and Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer on the same date. Mr. Kim expressed that he will end the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

On August 15, 2016, the Board of Directors appointed Mr. Jung Choung Hun to a vacant position on the Company’s Board of Directors. Jun Choung Hun was also appointed to the position of President, Chief Executive Officer (CEO), Secretary, Treasurer and Executive Director, replacing Andy Kim, who resigned as President, CEO, Secretary and Treasurer. There was no disagreement between the Company and Andy Kim, and Mr. Kim retains his position as Director of the Company.

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

ITEM 4.         CONTROLS AND PROCEDURES.
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of November, 2016.

STAR ALLY INC.

BY:	Jung Choung Hun

/s/	Jung Choung Hun
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer