Form 10-K
period 2016-12-31
DKG Capital Inc.
filed 2017-04-07
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission file number 000-1592411

DKG CAPITAL, INC.

(FORMERLY KNOWN AS STAR ALLY, INC. AND

RERAISE GAMING CORPORATION)
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

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐  (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $192,554 as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 521,280,000 shares of common stock as of April 6, 2017.

Documents Incorporated By Reference:  None

DKG CAPITAL, INC.
(FORMERLY KNOWN AS STAR ALLY, INC. AND RERAISE GAMING CORPORATION)
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2016

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

Item 1, Business

DKG Capital Inc. (formerly known as Star Ally Inc. and Reraise Gaming Corporation), (the “Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.
Our founder Mr. Ron Camacho acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker. Several of the games are available on line, at no charge, to test their viability.

After Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on July 8, 2016, Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer. Mr. Kim ended the development and distribution of poker game and shifted focus to develop the binary option software, a financial software for the trading of binary option.

Mr. Andy Kim resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on January 11, 2017 and Mr. Tesheb Casimir became the President and Chief Executive Officer, Secretary and Treasurer.  Mr. Tesheb Casimir ended the binary option software development.   Mr. Tesheb Casimir’s new business focuses are: 1. Mobile application development; 2. Provision of online marketing services; 3. Operation of self-developed social media platform; and 4. Provision of various leisure services to high net worth clients who are users of our social media platform.

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

The Company maintains its principal office at 1980 Festival Plaza Drive Suite 530, Las Vegas, Nevada 89135.  Our telephone number is (702) 463-8880.  The Company has no full time employees and operates out of the President’s office facilities at no cost.

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

PART II

Item 5,   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "SALY".

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Bid Price
2016 Fiscal Year	Hi		Low
March 31, 2016		$0.04	0.04
June 30, 2016		$0.04	0.04
September 30, 2016		$0.3	0.3
December 31, 2016		$0.15	0.15

2015 Fiscal Year
March 31, 2015	$	n/a	n/a
June 30, 2015		$0.10	0.10
September 30, 2015		$2.00	2.00
December 31, 2015		$0.12	0.12

On April 5, 2017, the closing price for the common stock on OTC Markets was $0.009 per share.

Holders

As of December 31, 2016, we had 58 holders of our common stock.

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

Equity Compensation Plan Information

None

Recent Sales of Unregistered Securities

On January 11, 2017 our Board of Directors and a majority of our shareholders’ voting power approved an increase in our authorized shares of common stock to 5,000,000,000 shares from 100,000,000 shares and a 30:1 forward split of our common stock.  These corporate actions are now effective. All share amounts have been retroactively adjusted.

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.001 per share (100,000,000 shares with a par value of $0.001 per share prior to forward split). There are no preferred shares authorized to be issued.  There were 521,280,000 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company issued 1,650,000 shares (55,000 shares prior to forward split) of its common stock, for services provided, at $0.016 per share ($0.50 per share prior to forward split) for a total cost of $27,500. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued, for cash, 1,500,000 shares (50,000 shares prior to forward split) of its common stock, at a cost of $0.016 per share ($0.50 per share prior to forward split), recorded at a cost of $25,000.

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

For the years ended December 31, 2016 and 2015:

We did not generate any revenue during the years ended December 31, 2016 and 2015.  During this stage, we built our web site and were primarily focused on acquiring, developing and testing products.

Total operating expenses for the years ended December 31, 2016 and 2015 were $34,873 and $89,846 respectively.  General and administrative expenses were $34,873 for the year ended December 31, 2016 compared to $38,838 for the year ended December 31, 2015.  Stock based compensation of $Nil was recorded during 2016 compared to $27,500 paid, during 2015, to a number of professional gamblers, for the right to use their image and endorsements. Amortization and written-off of $3,208 was included in general and administrative expense for the year ended December 31, 2016 compared to $2,133 in 2015. Professional fees of $NIL were incurred during the year ended December 31, 2016 compared to $23,508 during the year ended December 31, 2015.  Interest expense was $500 and $3,078 during the years ended December 31, 2016 and 2015, respectively. The overall decrease in operating expenses was due to the decreased activity as our business plan matured and sourcing additional endorsements was not required.

Our accumulated deficit on December 31, 2016 was $2,808,320 compared to $2,772,947 on December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016 we had current assets of $Nil; current liabilities of $10,806, and a working capital deficit of $10,806 as compared to current assets of $13,002; current liabilities of $89,158, and a working capital deficit of $76,156 at December 31, 2015. The increase in the working capital deficit is due to the acquisition of loans payable required to pay for continuing overhead.

Cash Flows from Operation Activities

During the year ended December 31, 2016, the Company used cash, for operating activities, in the amount of $20,861 compared to $57,962 for the year ended December 31, 2015. For the year ended December 31, 2016, cash used in operating activities included a net loss of $35,373 compared to a net loss of $92,924 for the year ended December 31, 2015. The loss for the year ended December 31, 2016 included amortization and written-off of intangible asset in the amount of $3,208 and a non-cash written back of loan and other payables, compared with stock based compensation of $27,500 paid to two consultants for the use of their images and $2,133 for amortization, during 2015. During the year ended December 31, 2016 no change in related party receivable and accounts payable and accruals increased by $11,304, compared to increase in related party receivable and accounts payable by $1,351 and $6,680, respectively for the year ended December 31, 2015.

Cash Flows used in Investing Activities

During the years ended December 31, 2016 and 2015, no cash was used in Investing Activities.

Cash Flows from Financing Activities

During the year ended December 31, 2016 the Company generate $9,210 from note payable from a related party, compared to $25,000 received from the sale of 50,000 common shares, and $25,000 from a  related party note payable.

Going Concern

The Company incurred a net losses of $35,373 for the year ended December 31, 2016 and $92,924 for the year ended December 31, 2015 and has accumulated net losses of $2,808,320 at December 31, 2016 and $2,772,947 at December 31, 2015.  The Company is still developing its products and has generated no revenue since inception through the year ended December 31, 2016, and anticipates that it will continue to generate losses, until its business plan matures, in the near future.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operations

The Company were in the business of developing software including gaming products (poker games) and after the appointment of Mr. Andy Kim as CEO of the Company on July 8, 2016, he inclined to terminate the development and distribution of poker game and will shift focus to develop the binary option software, a financial software for the trading of binary option. A binary option, or asset-or-nothing option, is type of option in which the payoff is structured to be either a fixed amount of compensation if the option expires in the money, or nothing at all if the option expires out of the money. The success of a binary option is thus based on a yes or no proposition, hence “ binary”.  Our detailed plan of operation consists of developing the software, applying for patents and trademarks, apply for international patents and trademarks and market the software to the binary option industry.

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

See F-1.

DKG CAPITAL, INC.
(FORMERLY KNOWN AS STAR ALLY, INC. AND RERAISE GAMING CORPORATION)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
AND
FINANCIAL STATEMENTS

For the Years Ended
December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Board of Directors and Stockholders of
DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
Las Vegas, Nevada

We have audited the accompanying balance sheets of DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation) (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation) as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 6, 2017

DKG Capital, Inc.
(Formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
Balance Sheets

	December 31,	December 31,
	2016	2015

ASSETS

Current assets
Cash	$-	$11,651
Related party advances	-	1,351
Total current assets	-	13,002

Long term assets
Intangible asset, less accumulated amortization of $nil and $3,192 respectively	-	3,208
Total long term assets	-	3,208
Total assets	$-	$16,210

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,500	$9,158
Amount due to former director	2,306	-
Loan payable - related party	-	30,000
Notes payable - related parties	-	50,000
Total current liabilities	10,806	89,158

Stockholders' deficit
Common stock, 5,000,000,000 shares authorized, at
$0.001 par value, 521,280,000 shares
issued and outstanding, respectively	521,280	521,280
Additional paid-in capital	2,276,234	2,178,719
Accumulated deficit	(2,808,320)	(2,772,947)
Total stockholders' deficit	(10,806)	(72,948)

Total liabilities and stockholders' deficit	$-	$16,210

The accompanying notes are an integral part of these financial statements

DKG Capital, Inc.
(Formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
Statements of Operations

	For the Years Ended
	December 31,
	2016	2015

Operating expenses
General and administrative	34,873	38,838
Product endorsement	-	27,500
Professional fees	-	23,508
Total operating expenses	34,873	89,846

Loss from operations	(34,873)	(89,846)

Other expenses
Interest expense	(500)	(3,078)
Total other expenses	(500)	(3,078)

Loss before provision for income taxes	(35,373)	(92,924)
Net loss	$(35,373)	$(92,924)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding Basic and diluted	521,280,000	520,574,790

The accompanying notes are an integral part of these financial statements

DKG Capital, Inc.
(Formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
 Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2016 and 2015

	Common shares		Additional paid-in	Accumulated	Stockholders'
	Shares	par value	capital	deficit	deficit

Balance, December 31, 2014	518,130,000	$518,130	$2,129,369	$(2,680,023)	$(32,524)

Common stock issued for services	1,650,000	1,650	25,850	-	27,500
Common stock issued for cash	1,500,000	1,500	23,500	-	25,000
Net loss	-	-	-	(92,924)	(92,924)

Balance, December 31, 2015	521,280,000	$521,280	$2,178,719	$(2,772,947)	$(72,948)

Related party notes and payables forgiven	-	-	97,515	-	97,515
Net loss	-	-	-	(35,373)	(35,373)

Balance, December 31, 2016	521,280,000	$521,280	$2,276,234	$(2,808,320)	$(10,806)

The accompanying notes are an integral part of these financial statements

DKG Capital, Inc.
(Formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
  Statements of Cash Flows

	For the Years Ended
	December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(35,373)	$(92,924)
Adjustments to reconcile net loss to net cash
used in operating activities
Common stock issued for services	-	27,500
Amortization and impairment of intangible asset	3,208	2,133
Change in operating assets and liabilities:
Increase (decrease) in related party advance	-	(1,351)
Increase in accounts payable and accruals	11,304	6,680
Net cash used in operating activities	(20,861)	(57,962)

Cash flows from financing activities
Repayment of note payable - related party	(790)	-
Repayment of related party payable	-	(1,500)
Proceeds from sale of common shares	-	25,000
Proceeds from notes payable - related party	10,000	25,000
Net cash provided by financing activities	9,210	48,500

Net decrease in cash	(11,651)	(9,462)
Cash, beginning	11,651	21,113
Cash, ending	$-	$11,651

Supplementary information
Cash paid:
Interest	$-	$1,358
Income taxes	$-	$-

Non-cash financing and investing activities
Related party notes and payables forgiven	$97,515	$-
Due to related party for payment of expenses on behalf of the company	$2,306	$-

The accompanying notes are an integral part of these financial statements

DKG Capital, Inc.
(Formerly known as Star Ally, Inc. and Reraise Gaming Corporation)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation), (the “Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.  Our founder Mr. Ron Camacho acquired a variety of poker games, some with patents and some with patents pending, in addition to those we are developing. Each of the games has been acquired or is being developed for different segments of the poker market, namely video poker, brick and mortar, as well as online poker. Several of the games are available on line, at no charge, to test their viability.

After Mr. Ron Camacho resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on July 8, 2016, Mr. Andy Kim was appointed as President and Chief Executive Officer, Secretary and Treasurer. Mr. Kim ended the development and distribution of poker game and shifted focus to develop the binary option software, a financial software for the trading of binary option.

Mr. Andy Kim resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on January 11, 2017 and Mr. Tesheb Casimir became the President and Chief Executive Officer, Secretary and Treasurer.  Mr. Tesheb Casimir ended the binary option software development.   Mr. Tesheb Casimir’s new business focus are: 1. Mobile application development; 2. Provision of online marketing services; 3. Operation of self-developed social media platform; and 4. Provision of various leisure services to high net worth clients who are users of our social media platform.

On January 11, 2017 our Board of Directors and a majority of our shareholders’ voting power approved (1) a corporate name change to “DKG Capital, Inc.”, (2) an increase in our authorized shares of common stock to 5,000,000,000 shares from 100,000,000 shares and (3) a 30:1 forward split of our common stock. These corporate actions are now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company’s capitalized website amortization and impairment is included in general and administrative expenses in the Company’s statements of operations, and totaled $3,208 and $2,133 for the years ended December 31, 2016 and 2015 respectively.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  During the year ended December 31, 2016, the Company fully impaired its capitalized website development costs.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2016 or December 31, 2015.

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

Loss per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2016 and 2015.

Recently Adopted Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended December 31, 2016 of $2,808,320 and $2,772,947 as of December 31, 2015, of which $2,393,750 was the result of compensation in the form of stock issuances for consulting and other services paid in 2014 and an additional $27,500 paid during 2015. As of December 31, 2016, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

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

On June 30, 2016, the agreement was terminated.

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company’s has written off the remaining balance of website development costs in the year ended December 31, 2016. The Company's capitalized website amortization and impairment is included in general and administrative expenses in the Company's statements of operations, and totaled $3,208 and $2,133 for the year ended December 31, 2016 and 2015, respectively. Intangible assets were fully impaired during 2016.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year, December 31, 2013, the Company accrued expenses for $30,000 for the payment of services provided by an entity controlled by the Company's former sole officer and director. The loan is non-interest bearing, unsecured and has no specific repayment terms or maturity date. As of December 31, 2015, the entire $30,000 was outstanding. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during 2016.

On June 2, 2014 the Company borrowed $25,000 from a former related party with interest of 5% repayable in one payment of $26,250, on June 1, 2015. In the event of default, the note is secured by not less than 2,000,000 shares of the Company's common stock. On August 14, 2015 the note was extended, with an additional interest charge of 5% or $1,322, the entire balance of $26,322, repayable on June 1, 2016. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during 2016.

On June 8, 2015 the Company borrowed $25,000 from a former related party with interest of 2% repayable in one payment of $25,042, on July 8, 2015. On August 14, 2015 the note was extended, under the same terms and conditions, until July 8, 2016, the entire balance of $25,682 payable in one lump sum. In the event of default, unless such default is cured within 10 days, holder has the option of charging the Company an additional 10% of the note amount. Pursuant to a loan waiver letter dated June 30, 2016, the entire balance was forgiven during 2016.

On May 18, 2016, the Company borrowed $10,000 from a former related party and $790 was paid back on June 30, 2016. Pursuant to a loan waiver letter dated June 30, 2016, the entire remaining balance of $9,210 was forgiven during 2016.

On June 30, 2016, $97,515 was the total of the above former related party loan, notes payable and accrued interest which was waived. Since this transaction was with a related party the write-off of the debt was recorded as additional paid–in capital.

As of December 31, 2016, the Company was obligated to the CEO for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of March 31, 2016, the Company had an outstanding advance to the former Company's President, in the amount of $1,351. The advance was for working capital purposes. The advance has no specific repayments terms or maturity and is non-interest bearing and unsecured. Pursuant to a waiver letter dated June 30, 2016, the entire balance was forgiven by the Company during 2016.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 7 – STOCKHOLDERS’ EQUITY

On January 11, 2017 our Board of Directors and a majority of our shareholders’ voting power approved an increase in our authorized shares of common stock to 5,000,000,000 shares from 100,000,000 shares and a 30:1 forward split of our common stock.  These corporate actions are now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.001 per share (100,000,000 shares with a par value of $0.001 per share prior to forward split). There are no preferred shares authorized to be issued.  There were 521,280,000 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2015, the Company issued 1,650,000 shares (55,000 shares prior to forward split) of its common stock, for services provided, at $0.0167 per share ($0.50 per share prior to forward split) for a total cost of $27,500. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued, for cash, 1,500,000 shares (50,000 shares prior to forward split) of its common stock, at a cost of $0.016 per share ($0.50 per share prior to forward split), recorded at a cost of $25,000.

NOTE 9—INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31,	December 31,
	2015	2016
Deferred tax asset:
Net operating loss carryforwards	$(60,269)	(72,650)
Valuation allowance	60,269	72,650
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $207,570 as of December 31, 2016 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2016, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

 • We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

 • We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of two members who also serve as executive officers.  As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and
 • Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

 • Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;
 • Hiring additional qualified financial personnel;
 • Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and
 • Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was ineffective.

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

Management has identified specific remedial actions to address the material weaknesses described above:

 • Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and
 • Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B   Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2016.

Ron Camacho	President, CEO, Secretary, Treasurer and Director (resigned on July 8, 2016)
Andy Kim	President, CEO, Secretary and Treasurer (appointed on July 8, 2016 and resigned on August 15, 2016) and Director (appointed on July 8, 2016 and resigned on January 11, 2017)
Jung Choung Hun	President, CEO, Secretary, Treasurer and Director (appointed on August 15, 2016 and resigned on January 11, 2017)
Tesheb Casimir	President, CEO, CFO, Secretary, Treasurer and Director (appointed on January 11, 2017)

Ron Camacho, former President, CEO, Secretary, Treasurer and Director

 As our former President, CEO, Secretary, Treasurer and sole director, Ron Camacho is responsible for the day-to-day management of the Company, administrative functions and corporate filings, and for the continued strategic evolution of its business. He brings to the Board his several years of experience in organizing and managing corporations. Ron Camacho is an experienced entrepreneur that currently owns and operates his own business, which has been successfully in business for over 13 years. Mr. Camacho is responsible for managing all aspects of his company business and overseeing research, development and marketing.

Andy Kim, former President, CEO, Secretary, Treasurer and Director
Andy Kim was President of Seoul Group of Companies consisting of Face Seoul Share Holding Company, Face Seoul Beauty Consultancy and Face Seoul Beauty and Health Club since 2103. Among some of his responsibilities he managed and maintained awareness of both internal and external competitive landscapes for expansion and new industry developments. He succeeded in formulating and implementing strategic plans that guided the objectives of the company. In early 2004 Mr. Kim was Overseas Department Manager for Hyundai Group, Korea a leading car manufacturer in Korea and a large conglomerate. Some of his responsibilities consisted of monitoring international wholesale and retail vehicle sales, meet market penetration objectives, lead merchandising and sales promotion support and assist Overseas Dealers with CRM and Interactive Marketing initiatives, Mr. Kim attended Yonsei University and Peking University obtaining his Bachelor Degree. Mr. Kim is qualified to lead our company into the future. His management experience makes him a perect fit for this position.

Jung Choung Hun, former President, CEO, Secretary, Treasurer and Director
Mr. Jung Choung “Patrick” Hun, age 46, has served as Foreign General CEO of Chelsea Investment Advisors (Asia Pacific region) during 2016 to present.  He was CEO of the I Plus Group of Companies (Philippines) from 2011 to 2014.  From 2007 to 2010, Patrick was Senior Vice President of Premier Entertainment Philippine.  Prior to that, he was an independent consultant from 1996 to 2007, principally for Korean organizations expanding into the Philippines. Jung Choung Hun attended Bu-Kyung University (f/k/a Gong-Up) from 1994 to 1996, completing two years of a four year Bachelor of Print Engineering course of study.  He has also served as Vice President of the Korea Sports Council – Philippines, from 2010 to present.

Tesheb Casimir, President, CEO, CFO, Secretary, Treasurer and Executive Director
Tesheb Casimir, 40, having worked originally as a corporate lawyer, quickly transitioned to private banking and worked in Lippo Bank TBK in Indonesia. He has worked in the offshore finance industry for the past few years.  In 2011, Mr. Casimir and set up a licensed private wealth management company, Elgin Associates Malaysia Inc, in conjunction with a Swiss private bank headquartered in Baar, Switzerland. He has helped to set up a number of successful enterprises and continues to play an active part in Private Equity and Investments. He has also worked in a series of roles ranging from group CFO, management committee, as well as branding and restructuring roles.  Mr. Casimir presently sits on the board of Rorine International Holding Corporation (trading symbol “RIHC”) and Elgin Capital Inc.  He has a Master of Law (Corporate) from Australia Bond University (2008) and is fluent in English

His experience qualifies him to be and Officer and Director of DKG Capital Inc. (formerly known as Star Ally Inc. and Reraise Gaming Corporation).

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

Item 11.	Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2015 and 2016:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Camacho (1)	2015								$0.00
Andy Kim (1)	2016								$0.00
Jung Choung Hun (1)	2016								$0.00
Tesheb Casimir	2016								$0.00

(1)	Former President, Secretary, Treasurer and Director

Employment Agreements

 None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2016 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ron Camacho	-	-	-	-	-	-	-	-	-
Andy Kim
Jung Choung Hun	-	-	-	-	-	-	-	-	-
Tesheb Casimir

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2016.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of class	Amount of beneficial ownership	Amount of beneficial ownership	Percent of class

Common	Tesheb Casimir President, CEO and Director 1980 Festival Plaza Dr Ste 530 Las Vegas, NV 89135	383,790,000	73.62%

	All officers and directors as a group	383,790,000	73.62%

Common	Tesheb Casimir 1980 Festival Plaza Dr Ste 530 Las Vegas, NV 89135	383,790,000	73.62%

	5% shareholders as a group	383,790,000	73.62%

	Officers, Directors and 5% Shareholders as a group	383,790,000	73.62%

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

We currently operate with one directors, Tesheb Casimir. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit- Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2015	$10,000	-	-	-
2016	$12,000	-	-	-

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of April.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer