Form 10-Q
period 2017-03-31
DKG Capital Inc.
filed 2017-05-16
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-1592411

DKG CAPITAL, INC.

(FORMERLY KNOWN AS STAR ALLY, INC.)
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
YES ☒                  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 521,280,000 shares of common stock as of May 15, 2017.

DKG CAPITAL, INC.
(FORMERLY KNOWN AS STAR ALLY, INC.)
FINANCIAL STATEMENTS
March 31, 2017

DKG Capital, Inc.

Balance Sheets
 (unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current assets	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$8,500	$8,500
Amount due to former director	2,306	2,306
Amount due to shareholder	9,148	-
Total current liabilities	19,954	10,806

Stockholders' deficit
Common stock, 5,000,000,000 shares authorized, at $0.001 par value, 521,280,000 shares issued and outstanding, respectively	521,280	521,280
Additional paid-in capital	2,276,234	2,276,234
Accumulated deficit	(2,817,468)	(2,808,320)
Total stockholders' deficit	(19,954)	(10,806)

Total liabilities and stockholders' deficit	$-	$-

   The accompanying notes are an integral part of these unaudited financial statements

DKG Capital, Inc.

Statements of Operations
 (unaudited)

	For the Three Months ended
	March 31,
	2017	2016

Operating expenses
General and administrative	9,148	7,373
Total operating expenses	9,148	7,373

Loss from operations	(9,148)	(7,373)

Other expenses
Interest expense	-	(500)
Total other expenses	-	(500)

Loss before provision for income taxes	(9,148)	(7,873)

Net loss	$(9,148)	$(7,873)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	521,280,000	521,280,000

The accompanying notes are an integral part of these unaudited financial statements

DKG Capital, Inc.

Statements of Cash Flow
(unaudited)

	For the Three Months ended
	March 31,
	2017		2016
Cash flow from operating activities
Net loss		$(9,148)	$(7,873)
Adjustment to reconcile net loss to cash used in operating activities
Amortization of intangible asset		-	533
Change in assets and liabilities
Increase in accounts payables and accruals		9,148	500

Net cash used in operating activities		-	(6,840)

Net decrease in cash		-	(6,840)
Cash, beginning		-	11,651
Cash, ending	$		$4,811

Supplementary information
Cash paid:
Interest		$-	$-
Income taxes		$-	$-

Non-cash Investing and Financing Activities:
Due to shareholder for payment of expenses on behalf of the Company		$9,148	$-

The accompanying notes are an integral part of these unaudited financial statements

DKG Capital, Inc.

Notes to Financial Statements
For the Three Months Ended March 31, 2017 and 2016
(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

DKG Capital, Inc. (“we”, “our”, the “Company”), located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of DKG Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2016 and 2015, contained in the Company's Form 10K, originally filed with the Securities and Exchange Commission on April 7, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred net recurring losses and an accumulated deficit.  As of March 31, 2017, the Company has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2017 and December 31, 2016, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of March 31, 2017, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $9,148, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

On January 11, 2017 our Board of Directors and a majority of our shareholders’ voting power approved an increase in our authorized shares of common stock to 5,000,000,000 shares from 100,000,000 shares and a 30:1 forward split of our common stock. These corporate actions are now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.001 per share (100,000,000 shares with a par value of $0.001 per share prior to forward split). There are no preferred shares authorized to be issued. There were 521,280,000 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at March 31, 2017.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2017, certain expenses were paid by Tesheb Casimir, the major shareholder and sole director of the Company.

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

As used in this report, the terms "we", "us" and "our" mean DKG Capital, Inc. (formerly known as Star Ally, Inc.), a Nevada corporation. In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim financial statements and related notes appearing elsewhere in this Quarterly Report.

History and Overview

DKG Capital, Inc. (formerly known as Star Ally, Inc.) was incorporated on October 2, 2013 under the laws of the State of Nevada.

Plan of Operations

After the appointment of Mr. Tesheb Casimir as CEO of the Company on  January 11, 2017, the Company were in new business focuses: 1. Mobile application development; 2. Provision of online marketing services; 3. Operation of self-developed social media platform; and 4. Provision of various leisure services to high net worth clients who are users of our social media platform.

Results of Operations

The following is an analysis of components of expenses, and variances comparing the three months ended March 31, 2017 to the three months ended March 31, 2016.

We did not generate any revenue during the three months ended March 31, 2017 and 2016. During this stage, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $9,148 for the three months ended March 31, 2017 compared to $7,373. Interest expense for the three months ended March 31, 2017 was $0 compared to $500 for the three months ended March 31, 2016. General and administrative expense for the three months ended March 31, 2017 was $9,148 compared to $7,373 for the same period in 2016.

The increase in operating expenses, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, is due, primarily, to the increased professional fees.

Liquidity and Capital Resources

During the three months ended March 31, 2017, we utilized cash in the amount of $0 to pay for operating activities compared to $6,840 for the three months ended March 31, 2016. Cash used in operating activities during the three months ended March 31, 2017 included a net loss of $9,148 compared to a net loss of $7,873 for the three months ended March 31, 2016.

Investing Activities

We did not use any cash resources for investing activities during the three month periods ended March 31, 2017 and 2016.

Financing Activities

We did not generate any funds from financing activities during the three month periods ended March 31, 2017 and 2016.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the three month period ended March 31, 2017.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this May 16, 2017.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer