Form 10-Q
period 2017-09-30
DKG Capital Inc.
filed 2017-11-14
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017
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
YES ☒                  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

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
YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,893,714 shares of common stock as of November 14, 2017.

DKG CAPITAL, INC.
CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017

TABLE OF CONTENTS

DKG Capital, Inc.
Consolidated Balance Sheets
 (unaudited)

	September 30,	December 31,
	2017	2016
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$2,500	$8,500
Amount due to former director	2,306	2,306
Amount due to shareholder	21,218	-
Total current liabilities	26,024	10,806

Stockholders' deficit

Common stock, 5,000,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894

Additional paid-in capital	2,782,620	2,782,620
Accumulated deficit	(2,823,538)	(2,808,320)
Total stockholders' deficit	(26,024)	(10,806)

Total liabilities and stockholders' deficit	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Operations
 (unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2017	2016	2017	2016

Operating expenses
General and administrative	$4,570	$8,225	$15,218	$25,765
Total operating expenses	4,570	8,225	15,218	25,765

Loss from operations	(4,570)	(8,225)	(15,218)	(25,765)

Other expenses
Interest expense	-	-	-	(500)
Total other expenses	-	-	-	(500)

Loss before provision for income taxes	(4,570)	(8,225)	(15,218)	(26,265)

Net loss	$(4,570)	$(8,225)	$(15,218)	$(26,265)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,893,714	14,893,714	14,893,714	14,893,714

The accompanying notes are an integral part of these unaudited consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Cash Flow
(unaudited)

	For the Nine Months ended
	September 30,
	2017	2016
Cash flow from operating activities
Net loss	$(15,218)	$(26,265)
Adjustment to reconcile net loss to cash used in operating activities
Amortization of intangible asset	-	1,600
Change in assets and liabilities
Increase in accounts payables and accruals	15,218	3,804
Net cash used in operating activities	-	(20,861)

Cash flows from financing activities
Net proceeds from note payable-related party	-	9,210
Net cash provided by financing activities	-	9,210

Net decrease in cash	-	(11,651)
Cash, beginning	-	11,651
Cash, ending	$-	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Former related party notes and payables forgiven	$-	$93,515
Due to shareholder for payment of expenses on behalf of the Company	21,218	2,306

The accompanying notes are an integral part of these unaudited consolidated financial statements

DKG Capital, Inc.
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2017 and 2016
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

On July 6, 2017, the Company’s Board of Directors approved a merger with DKG Mobilepay Inc., a wholly owned subsidiary incorporated in the State of Nevada. The Merger is related to the Company’s revised business plan and the Company will be the surviving company of the Merger. The plan of merger provides for an exchange ratio of 1:35 for the common stock of both constituent corporations, which has the practical effect of a 1 for 35 reverse split of the Company’s common stock, with fractional shares to be rounded up to the nearest whole number of shares. This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The 1 for 35 reverse stock split effected by the Merger was effective on August 4, 2017. All share and per share amounts herein have been retroactively restated to reflect the reverse stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim consolidated financial statements of DKG Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2016 and 2015, contained in the Company's Form 10K, originally filed with the Securities and Exchange Commission on April 7, 2017.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Principle of Consolidation
The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary DKG Mobilepay Inc. All material intercompany balances and transactions have been eliminated.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred net recurring losses and an accumulated deficit.  As of September 30, 2017, the Company has a working capital deficit. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2017 and December 31, 2016, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of September 30, 2017, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $21,218, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

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

On July 6, 2017, the Company’s Board of Directors approved a 1 for 35 reverse split of our common stock.  These corporate actions are now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

The total number of common shares authorized that may be issued by the Company is 5,000,000,000 shares with a par value of $0.001 per share (100,000,000 shares with a par value of $0.001 per share prior to forward split). There are no preferred shares authorized to be issued. There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at September 30, 2017.

NOTE 6 –SUBSEQUENT EVENTS

Subsequent to September 30, 2017, certain expenses amounting to $2,995 were paid by Tesheb Casimir, the major shareholder and sole director of the Company. The borrowings are due on demand and non-interest bearing. On August 1, 2017, Mr. Tesheb Casimir incorporated a new company in Malaysia Ongraph Holdings Sdn Bhd. This is authorized and approved by a board resolution on November 1, 2017.

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our unaudited interim consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.

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

Results of Operations

The following is an analysis of components of expenses, and variances comparing the nine months ended September 30, 2017 to the nine months ended September 30, 2016.

We did not generate any revenue during the nine months ended September 30, 2017 and 2016. During this stage, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $15,218 for the nine months ended September 30, 2017 compared to $25,765. Interest expense for the nine months ended September 30, 2017 was $0 compared to $500 for the nine months ended September 30, 2016.

The decrease in operating expenses, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, is due, primarily, to the reduced professional fees.

Liquidity and Capital Resources

During the nine months ended September 30, 2017, we utilized cash in the amount of $0 to pay for operating activities compared to $20,861 for the nine months ended September 30, 2016. Cash used in operating activities during the nine months ended September 30, 2017 included a net loss of $15,218 compared to a net loss of $26,265 for the nine months ended September 30, 2016.

Investing Activities

We did not use any cash resources for investing activities during the nine month periods ended September 30, 2017 and 2016.

Financing Activities

We did not generate any funds from financing activities during the nine month periods ended September 30, 2017 compared to cash generated from related party note payable of $9,210 during the nine month period ended September 30, 2016.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this November 14, 2017.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer