Form 10-K
period 2017-12-31
DKG Capital Inc.
filed 2018-05-01
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to               .

Commission file number 000-1592411

DKG CAPITAL, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	46-3787845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre
Bandar Menjalara, 522C
Kuala Lumpur, WP Kuala Lumpur
Malaysia
 (Address of principal executive offices, including zip code.)

(702) 560-4373
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $117,848 as of June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,893,714 shares of common stock as of April 13, 2018.

Documents Incorporated By Reference:  None

DKG CAPITAL, INC.
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

Mr. Andy Kim resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on January 11, 2017 and Mr. Tesheb Casimir became the President and Chief Executive Officer, Secretary and Treasurer.  Mr. Tesheb Casimir ended the binary option software development.   Mr. Casimir he shifted the business focus to the development of mobile application development, online marketing, social media platform and provision of various leisure services to high net worth clients. During the last quarter of 2017, the Company started to tapping into the asset tokenization market and startede selling the assets tokenization solutions.

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

Item 2,   Properties

The Company maintains its principal office at No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre, Bandar Menjalara, 522C Kuala Lumpur, WP Kuala Lumpur, Malaysia.  Our telephone number is (702) 560-4373.  The Company has no full time employees and operates out of the President’s office facilities at no cost.

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

PART II

Item 5,   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol "DKGH".

The following table sets forth the quarterly high and low closing prices for our Common Stock during the last fiscal year, as reported by OTCMarkets. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	Closing Price
2017 Fiscal Year	Hi	Low
March 31, 2017	$20.16	0.32
June 30, 2017	$1.71	0.32
September 30, 2017	$1.40	0.42
December 31, 2017	$6.50	1.40

2016 Fiscal Year
March 31, 2016	$0.04	0.04
June 30, 2016	$0.04	0.04
September 30, 2016	$0.3	0.3
December 31, 2016	$0.15	0.15

On April 13, 2018, the closing price for the common stock on OTC Markets was $12.05 per share.

Holders

As of December 31, 2017, we had 20 holders of our common stock.

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

On July 6, 2017, the Company’s Board of Directors approved a merger with DKG Mobilepay Inc., a wholly owned subsidiary incorporated in the State of Nevada. The plan of merger provided for an exchange ratio of 1:35 for the common stock of both constituent corporations, which had the practical effect of a 1 for 35 reverse split of the Company’s common stock, with fractional shares to be rounded up to the nearest whole number of shares.  This corporate action was approved by the Company’s Board of Directors as authorized by Nevada corporate law. The 1 for 35 reverse stock split effected by the Merger was effective August 4, 2017.  All share amounts have been retroactively adjusted.

On November 27, 2017, the Company's Articles of Incorporation were amended to 1,000,000,000 shares from 5,000,000,000 shares and to authorize the Company to issue up to 4,000,000,000 shares of preferred stock, par value $0.00001 per share.

During the year ended December 31, 2015, the Company issued 47,143 shares (55,000 shares prior to forward and reverse splits) of its common stock, for services provided, at $0.429 per share ($0.50 per share prior to forward split) for a total cost of $27,500. The fair value of the shares issued was based on the most recent per share price of shares issued for cash.

During the year ended December 31, 2015, the Company issued, for cash, 42,857 shares (50,000 shares prior to forward and reverse splits) of its common stock, at a cost of $0.429 per share ($0.50 per share prior to forward split), recorded at a cost of $25,000.

Use of Proceeds from Registered Securities

The Company is using the proceeds from the sale of its common stock for general working capital purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6,   Selected Financial Data

Not required for smaller reporting companies.

Item 7,   Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

For the years ended December 31, 2017 and 2016:

We have generated revenue of $1,187,811 during the year ended December 31, 2017. We did not generate any revenue during the year ended December 31, 2016.  During the fourth quarter of 2017, we commenced the tokenization and other software solutions sales to customers in Asia Pacific region.

Total operating expenses for the years ended December 31, 2017 and 2016 were $171,884 and $34,873 respectively.  General and administrative expenses were $171,884 for the year ended December 31, 2017 compared to $34,873 for the year ended December 31, 2016.  Interest expense was $0 and $500 during the years ended December 31, 2017 and 2016, respectively. The overall increase in operating expenses was due to the increase in license fee of $ 118,781 and sub-contact wages of $10,560 during the year ended December 31, 2017.

Our accumulated deficit on December 31, 2017 was $2,042,984 compared to $2,808,320 on December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017 we had current assets of $1,209,779; current liabilities of $455,249, and a working capital of $754,530 as compared to current assets of $ Nil ; current liabilities of $10,806, and a working capital deficit of $10,806 at December 31, 2016.

Cash Flows from Operating Activities

During the year ended December 31, 2017, the Company generated cash, for operating activities, in the amount of $890,900 compared to used cash of $20,861 for the year ended December 31, 2016. For the year ended December 31, 2017, cash generated from operating activities included a profit before provision for income tax of $1,015,927 compared to a net loss of $35,373 for the year ended December 31, 2016. During the year ended December 31, 2017, accounts receivable and deposits increased by $318,879 and accounts payable and accrued liabilities increased by $193,852, compared to no change in accounts receivable and deposits and increase in accounts payable and accrued liabilities by $11,304 for the year ended December 31, 2016. The loss for the year ended December 31, 2016 also included amortization and written-off of intangible asset in the amount of $3,208 and a non-cash written back of loan and other payables.

Cash Flows used in Investing Activities

During the years ended December 31, 2017 and 2016, no cash was used in investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2017, no cash was used in financing activities, compared to $9,210 generated from note payable from a related party during the year ended December 31, 2016.

Going Concern

The Company started generating revenue and incurred a net profit of $765,336 for the year ended December 31, 2017, compared to a net loss of $35,373 for the year ended December 31, 2016. The Company has accumulated net losses of $2,042,984 at December 31, 2017 and $2,808,320 at December 31, 2016.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

These consolidated financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock and ultimately to attain profitability.

Plan of Operations

The Company were in the business of developing software including gaming products and investment products and after the appointment of our current CEO, Mr. Tesheb Casimir, he shifted the focus to business to the development of mobile application development, online marketing, social media platform and provision of various leisure services to high net worth clients. During the last quarter of 2017, the Company started to tapping into the asset tokenization market and startede selling the assets tokenization solutions.

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
December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FIRM

To the Board of Directors and Stockholders of
DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation)

We have audited the accompanying balance sheets of DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation) (the “Company”) as of December 31, 2016, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DKG Capital, Inc. (formerly known as Star Ally, Inc. and Reraise Gaming Corporation) as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
April 6, 2017

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of DKG Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of DKG Capital, Inc. (the "Company") as of December 31, 2017, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2018
Lakewood, CO
April 29, 2018

DKG Capital, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS

Current assets
Cash and cash equivalents	$890,900	$-
Accounts receivable and deposits	318,879	-
Total current assets	1,209,779	-
Total assets	$1,209,779	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$135,339	$8,500
Amount due to former director	2,306	2,306
Amount due to shareholder	67,013	-
Tax payable	250,591	-
Total current liabilities	455,249	10,806

Stockholders' equity/ (deficit)
Common stock, 1,000,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894
Preferred stock, 4,000,000,000 shares authorized, at $0.00001 par value, 0 shares issued and outstanding	-	-
Additional paid-in capital	2,782,620	2,782,620
Accumulated deficit	(2,042,984)	(2,808,320)
Total stockholders' equity/ (deficit)	754,530	(10,806)

Total liabilities and stockholders' equity/ (deficit)	$1,209,779	$-

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2017	2016

Revenue	$1,187,811	$-

Operating expenses
General and administrative	171,884	34,873
Total operating expenses	171,884	34,873

Profit/ (loss) from operations	1,015,927	(34,873)

Other expenses
Interest expense	-	(500)
Total other expenses	-	(500)

Profit/ (loss) before provision for income taxes	1,015,927	(35,373)

Income taxes	250,591	-
Net profit/ (loss)	$765,336	$(35,373)

Basic and diluted net profit/ (loss) per common share	$0.05	$(0.00)

Weighted average common shares outstanding Basic and diluted	14,893,714	14,893,714

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2017 and 2016

	Common shares		Additional paid-in	Accumulated	Stockholders'
	Shares	par value	capital	deficit	equity/ (deficit)

Balance, December 31, 2015	14,893,714	$14,894	$2,685,105	$(2,772,947)	$(72,948)

Related party notes and payables forgiven	-	-	97,515	-	97,515
Net loss	-	-	-	(35,373)	(35,373)

Balance, December 31, 2016	14,893,714	$14,894	$2,782,620	$(2,808,320)	$(10,806)

Net profit	-	-	-	765,336	765,336

Balance, December 31, 2017	14,893,714	$14,894	$2,782,620	$(2,042,984)	$754,530

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2017	2016
Cash flows from operating activities
Net profit/ (loss)	$1,015,927	$(35,373)
Adjustments to reconcile net profit/ (loss) to net cash generated from/ (used in) operating activities
Amortization and impairment of intangible asset	-	3,208
Change in operating assets and liabilities:
Increase in accounts receivable and deposits	(318,879)	-
Increase in accounts payable and accrual liabilities	193,852	11,304
Net cash generated from/ (used in) operating activities	890,900	(20,861)

Cash flows from financing activities
Net proceeds from note payable-related party	-	9,210
Net cash provided by financing activities	-	9,210

Net (Decrease) in cash	890,900	(11,651)
Cash, beginning	-	11,651
Cash, ending	$890,900	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Non-cash financing and investing activities
Related party notes and payables forgiven	$-	$97,515
Due to shareholder for payment of expenses on behalf of the company	$67,013	$2,306

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

DKG Capital, Inc., (the “Company”) located in Las Vegas, Nevada, was incorporated on October 2, 2013, in the State of Nevada.

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

On November 27, 2017, the Company's Articles of Incorporation were amended to 1,000,000,000 shares from 5,000,000,000 shares and to authorize the Company to issue up to 4,000,000,000 shares of preferred stock, par value $0.00001 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce consolidated financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

The Company’s consolidated financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a December 31 fiscal year-end.

Principle of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary DKG HUB SDN BHD. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates.

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

Accounts Receivable  And Deposits

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of December 31, 2017 and 2016.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) products are installed and/or the contracted services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

All development services are invoiced when completed. Revenues are recognized at the point of sale, which occurs when the service is completed and/or installation services are complete.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2017 or December 31, 2016.

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

Profit/ (loss) per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of December 31, 2017 and 2016.

Recently Adopted Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company incurred accumulated net losses from inception (October 2, 2013) through the period ended December 31, 2017 of $2,042,984 and $2,808,320 as of December 31, 2016, of which $2,393,750 was the result of compensation in the form of stock issuances for consulting and other services paid in 2014 and an additional $27,500 paid during 2015. As of December 31, 2017, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock or through debt financing and, ultimately, the achievement of significant operating revenues. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

On June 30, 2016, the agreement is terminated.

NOTE 5 – INTANGIBLE ASSETS

During the year ended December 31, 2014, and as part of its marketing strategy to acquaint users with its product, the Company has undertaken to build its own interactive website. The Company capitalized website development costs of $6,400 for the period from January 1, 2014 through website launch on September 1, 2014. The Company’s has written off the remaining balance of website development costs in the year ended December 31, 2016. The Company's capitalized website amortization and impairment is included in general and administrative expenses in the Company's statements of operations, and totaled $0 and $3,208 for the year ended December 31, 2017 and 2016, respectively. Intangible assets were fully impaired during 2016.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of royalty fee payable to a third party and other professional charges.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2017 and 2016, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of December 31, 2017, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $67,013, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its consolidated financial statements.

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses mainly consist of the operating costs of the Company’s head office in Malaysia and the professional fee incurred on the US company level.

NOTE 9 – STOCKHOLDERS’ EQUITY

On January 11, 2017 our Board of Directors and a majority of our shareholders’ voting power approved an increase in our authorized shares of common stock to 5,000,000,000 shares from 100,000,000 shares and a 30:1 forward split of our common stock.  These corporate actions is now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

On July 6, 2017, the Company’s Board of Directors approved a 1 for 35 reverse split of our common stock.  These corporate actions are now effective. All share and per share amounts herein have been retroactively restated to reflect the split.

On November 27, 2017, the Company's Articles of Incorporation were amended to 1,000,000,000 shares from 5,000,000,000 shares and to authorize the Company to issue up to 4,000,000,000 shares of preferred stock, par value $0.00001 per share.

There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at December 31, 2017 and 2016, respectively.

NOTE 10—INCOME TAXES

Net deferred tax assets consist of the following components:

	December 31,	December 31,
	2016	2017
Deferred tax asset:
Net operating loss carryforwards	(72,650)	(82,250)
Valuation allowance	72,650	82,250
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $235,000 as of December 31, 2017 which are available to reduce future taxable income.  Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2017 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 11— SUBSEQUENT EVENTS

The Company has evaluated the existence of significant events subsequent to the balance sheet date through the date the financial statements were issued and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the financial statements.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 23, 2018, MaloneBailey LLP resigned as the Company’s independent registered accountant.  Thereafter, the Company engaged BF Borgers CPA PC as its new independent registered public accountant. There were no disagreements between the Company and MaloneBailey LLP.

Item 9A   Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.  This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2017, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B   Other Information

None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2017.

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

Jung Choung Hun, former President, CEO, Secretary, Treasurer and Director
Mr. Jung Choung “Patrick” Hun, age 47, has served as Foreign General CEO of Chelsea Investment Advisors (Asia Pacific region) during 2016 to present.  He was CEO of the I Plus Group of Companies (Philippines) from 2011 to 2014.  From 2007 to 2010, Patrick was Senior Vice President of Premier Entertainment Philippine.  Prior to that, he was an independent consultant from 1996 to 2007, principally for Korean organizations expanding into the Philippines. Jung Choung Hun attended Bu-Kyung University (f/k/a Gong-Up) from 1994 to 1996, completing two years of a four year Bachelor of Print Engineering course of study.  He has also served as Vice President of the Korea Sports Council – Philippines, from 2010 to present.

Tesheb Casimir, President, CEO, CFO, Secretary, Treasurer and Executive Director
Tesheb Casimir, 41, having worked originally as a corporate lawyer, quickly transitioned to private banking and worked in Lippo Bank TBK in Indonesia. He has worked in the offshore finance industry for the past few years.  In 2011, Mr. Casimir and set up a licensed private wealth management company, Elgin Associates Malaysia Inc, in conjunction with a Swiss private bank headquartered in Baar, Switzerland. He has helped to set up a number of successful enterprises and continues to play an active part in Private Equity and Investments. He has also worked in a series of roles ranging from group CFO, management committee, as well as branding and restructuring roles.  Mr. Casimir presently sits on the board of Rorine International Holding Corporation (trading symbol “RIHC”) and Elgin Capital Inc.  He has a Master of Law (Corporate) from Australia Bond University (2008) and is fluent in English

His experience qualifies him to be and Officer and Director of DKG Capital Inc.

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

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2015, 2016 and 2017:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Camacho (1)	2015								$0.00

Andy Kim (1)	2016 2017								$0.00

Jung Choung Hun (1)	2016 2017								$0.00

Tesheb Casimir	2016								$0.00
	2017								$0.00

(1)	Former President, Secretary, Treasurer and Director

Employment Agreements

 None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2017 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andy Kim	-	-	-	-	-	-	-	-	-
Jung Choung Hun
Tesheb Casimir	-	-	-	-	-	-	-	-	-

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2017.

•	By each person who is known by us to beneficially own more than 5% of our common stock;
•	By each of our officers and directors; and
•	By all of our officers and directors as a group.

Title of class	Amount of beneficial ownership	Amount of beneficial ownership	Percent of class

Common	Tesheb Casimir President, CEO and Director No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre Bandar Menjalara, 522C Kuala Lumpur, WP Kuala Lumpur Malaysia	10,965,429	73.62%

	All officers and directors as a group	10,965,429	73.62%

Common	Tesheb Casimir President, CEO and Director No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre Bandar Menjalara, 522C Kuala Lumpur, WP Kuala Lumpur Malaysia	10,965,429	73.62%

	5% shareholders as a group	10,965,429	73.62%

	Officers, Directors and 5% Shareholders as a group	10,965,429	73.62%

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

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2016 MaloneBailey, LLP	$15,500	-	-	-
2017 MaloneBailey, LLP	$10,000
2017 BF Borgers CPA, PC	$48,600	-	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of April, 2018.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer