Form 10-Q
period 2018-03-31
DKG Capital Inc.
filed 2018-05-29
CIK 1592411

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018
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
YES ☐          NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,893,714 shares of common stock as of May 26, 2018.

DKG CAPITAL, INC.
FINANCIAL STATEMENTS
March 31, 2018

DKG Capital, Inc.
Consolidated Balance Sheets
 (unaudited)

	March 31,	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$966,757	$890,900
Accounts receivable and deposits	125,124	318,879
Total current assets	1,091,881	1,209,779

Non-current assets
Investment	$517,600	$-
Fixed assets	782	-
Total non-current assets	518,382	-
Total assets	$1,610,263	$1,209,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$33,825	$135,339
Amount due to former director	2,306	2,306
Amount due to shareholder	124,216	67,013
Tax payable	363,372	250,591
Total current liabilities	523,719	455,249

Stockholders' equity
Common stock, 50,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894
Additional paid-in capital	2,782,620	2,782,620
Reserves	69,115	-
Accumulated deficit	(1,780,085)	(2,042,984)
Total stockholders' equity	1,086,544	754,530

Total liabilities and stockholders' equity	$1,610,263	$1,209,779

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Operations
 (unaudited)

	For the Three Months ended
	March 31,
	2018	2017
Revenue	$464,229	$-

Operating expenses
General and administrative	110,374	9,148
Total operating expenses	110,374	9,148

Profit/ (loss) from operations	353,855	(9,148)

Other expenses
Interest expense	-	-
Total other expenses	-	-

Profit/ (loss) before provision for income taxes	353,855	(9,148)

Income taxes	90,956

Net profit/ (loss)	$262,899	$(9,148)

Basic and diluted net profit/ (loss) per common share	$0.02	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,893,714	14,893,714

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Consolidated Statements of Cash Flow
(unaudited)

	For the Three Months ended
	March 31,
	2018	2017
Cash flow from operating activities
Net profit/ (loss)	$353,855		$(9,148)
Adjustments to reconcile net profit/ (loss) to net cash generated from/ (used in) operating activities
Depreciation	85		-
Change in operating assets and liabilities:
Decrease in accounts receivable and deposits	218,734		-
(Decrease)/ increase in accounts payable and accrual liabilities	(111,696)		9,148
Increase in amount due to shareholder	54,412		-

Net cash generated from operating activities	515,500		-

Cash flows from investing activities
Payments to acquire fixed assets	(869)		-
Payments to acquire investment	(517,600)		-

Net cash used in investing activities	(518,469)		-

Net decrease in cash	(3,079)		-
Exchange difference	78,936		-
Cash, beginning	890,900		-
Cash, ending	$966,757	$

Supplementary information
Cash paid:
Interest	$-		$-
Income taxes	$-		$-

Non-cash Investing and Financing Activities:
Due to shareholder for payment of expenses on behalf of the Company	$54,412		$9,148

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2018 and 2017
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of DKG Capital, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 2017 and 2016, contained in the Company's Form 10K, originally filed with the Securities and Exchange Commission on May 1, 2018.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less which are not securing any corporate obligations. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable and Deposits
Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of March 31, 2018 and 2017.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  Based on the evaluation, the Company has determined that no impairment of long-lived assets is required as of March 31, 2018 and 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of March 31, 2018 and 2017.

Profit/ (loss) per Common Share
Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of March 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements
There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred net recurring losses and an accumulated deficit.  As of March 31, 2018, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DEPOSITS

Accounts receivable and deposit consisted of account receivable from customer and rental deposits and prepaid rent..

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of royalty fee payable to a third party and other professional charges.

NOTE 6 – INVESTMENT

Investment consisted of investment in unit trust.

NOTE 7 – FIXED ASSETS

Fixed assets include furniture and fixtures.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of March 31, 2018 and December 31, 2017, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of March 31, 2018, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $124,216, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 9 – REVENUE

Revenue consisted of development services income.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses mainly consist of the operating costs of the Company’s head office in Malaysia and the professional fee incurred on the US company level.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at March 31, 2018 and December 31, 2017 respectively.

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

Plan of Operations

Plan of Operations

The Company was in the business of developing software including gaming products and investment products and, after the appointment of our current CEO, Mr. Tesheb Casimir, he shifted the business focus to the development of mobile applications, online marketing, social media platforms and provision of various leisure services to high net worth clients. During the last quarter of 2017, the Company started tapping into the asset tokenization market and selling asset tokenization solutions.

Results of Operations

The following is an analysis of components of expenses, and variances comparing the three months ended March 31, 2018 to the three months ended March 31, 2017.

We generated $464,229 of revenue during the three months ended March 31, 2018, as compared to $-0- during the comparable period in 2017.  The primary reason was that we were actively selling our products during 2018, while during 2017, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $$110,374 for the three months ended March 31, 2018 compared to $9,148 during the three months ended March 31, 2017. Interest expense for the three months ended March 31, 2018 was $-0- compared to $-0- for the three months ended March 31, 2017. General and administrative expense for the three months ended March 31, 2018 was $110,374 compared to $9,148 for the same period in 2017.

The increase in operating expenses, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, is due, primarily, to the increased level of our business activity.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we utilized cash in the amount of 515,390 to pay for operating activities compared to $-0- for the three months ended March 31, 2017. Cash used in operating activities during the three months ended March 31, 2018 included a net profit of $353,855 compared to a net loss of $9,148 for the three months ended March 31, 2017.

Investing Activities

During the three months ended March 31, 2018, we acquired fixed asset and investment of $869 and $ 517,600 respectively. We did not use any cash resources for investing activities during the three month ended March 31, 2017.

Financing Activities

We did not generate any funds from financing activities during the three month periods ended March 31, 2018 and 2017.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the three month period ended March 31, 2018.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this May 26, 2018.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer