Form 10-Q
period 2018-06-30
DKG Capital Inc.
filed 2018-10-04
CIK 1592411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

(702) 463-8880

(Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒                  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,893,714 shares of common stock as of October 3, 2018.

DKG Capital, Inc.

Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$763,365	$890,900
Amount due from director	316,147	-
Accounts receivable and deposits	114,669	318,879
Total current assets	1,194,181	1,209,779

Non-current assets
Investment	$495,600	$-
Fixed assets, net	15,342	-
Total non-current assets	510,942	-
Total assets	$1,705,123	$1,209,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$26,796	$135,339
Amount due to former director	2,306	2,306
Amount due to shareholder	96,843	67,013
Tax payable	204,525	250,591
Total current liabilities	330,470	455,249

Stockholders' equity
Common stock, 50,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894
Additional paid-in capital	2,782,620	2,782,620
Translation reserves	27,358	-
Accumulated deficit	(1,450,219)	(2,042,984)
Total stockholders' equity	1,374,653	754,530

Total liabilities and stockholders' equity	$1,705,123	$1,209,779

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$583,176	$-	$1,047,405	$-

Operating expenses
General and administrative	139,886	1,500	250,260	10,648
Total operating expenses	139,886	1,500	250,260	10,648

Profit/ (loss) from operations	443,290	(1,500)	797,145	(10,648)

Other expenses
Interest expense	-	-	-	-
Total other expenses	-	-	-	-

Profit/ (loss) before provision for income taxes	443,290	(1,500)	797,145	(10,648)

Income taxes	113,424	-	204,380	-

Net profit/ (loss)	$329,866	$(1,500)	$592,765	$(10,648)

Basic and diluted net profit/ (loss) per common share	$0.02	$(0.00)	$0.04	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,893,714	14,893,714	14,893,714	14,893,714

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Cash Flow

(unaudited)

	For the Six Months ended
	June 30,
	2018	2017
Cash flow from operating activities
Net profit/ (loss)	$797,145		$(10,648)
Adjustments to reconcile net profit/ (loss) to net cash generated from/ (used in) operating activities
Depreciation	1,700		-
Change in operating assets and liabilities:
Decrease in accounts receivable and deposits	214,574		-
Decrease in accounts payable and accrual liabilities	(112,768)		-
Increase in amount due from director	(316,147)
Increase in amount due to shareholder	28,672		10,648

Cash generated from operating activities	613,176		-
Income tax paid	(258,459)		-
Net cash generated from operating activities	354,717		-

Cash flows from investing activities
Payments to acquire fixed assets	(17,046)		-
Payments to acquire investment	(495,600)		-

Net cash used in investing activities	(512,646)		-

Net decrease in cash	(157,929)		-
Exchange difference	30,394		-
Cash, beginning	890,900		-
Cash, ending	$763,365	$

Supplementary information
Cash paid:
Interest	$-		$-
Income taxes	$258,459		$-

Non-cash Investing and Financing Activities:
Due to shareholder for payment of expenses on behalf of the Company	$-		$16,648

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Notes to Consolidated Financial Statements

For the Six Months Ended June 30, 2018 and 2017

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

On June 5, 2018, the Board approved the appointment of Tengku Sulaiman Shah, age 67, as our Chairman.

Tengku Sulaiman Shah is a Malaysian corporate figure and a member of the Selangor Royal Family. He is the second son of eighth Sultan, Sultan Salahuddin Abdul Aziz Shah and the brother of the current Sultan, Sultan Sharafuddin Idris Shah. His Royal Highness Sultan Salahuddin Abdul Aziz Shah Alhaj required him to work with the international advertising company called SH Benson Sdn Bhd (later renamed as Ogilvy Benson & Mather (OBM) Sdn Bhd and latest Ogilvy & Mather Sdn Bhd). He was attached in Audio Visual department and gained wide knowledge in the advertising and branding industry. In 1975, he left the company and began venturing into the construction sector. His motivation drives him to be more enterprising and ultimate goal is to be a major player in the construction industry. He and other partners founded Syarikat Pembinaan Setia Sdn Bhd which later known as SP Setia a public listed company in the main board. In 1997, he relinquished his stake in the company. Currently, he is the Chairman and director at Goodway Integrated Industries Berhad (GIIB) and Khansforge International Sdn Bhd. Tengku Sulaiman Shah is the Chairman of Malaysia - UAE Business Council appointed by Ministry of International Trade and Industry (Malaysia) (MITI). His salary will be $5,000 per month.

On June 5, 2018 Messrs. Nitin Gupta, Jin Tan and Richard Underwood were elected to three vacant positions on our Board Of Directors. The new directors were selected by our existing Board of Directors because of their strong business and financial backgrounds, particularly in Asia. Nitin Gupta was appointed by the Board to be our Chief Technology Officer (CTO) and Jin Tan was appointed our Chief Investment Officer (CIO). Mr. Underwood was appointed as an independent director and is not an officer of the Company.

Mr. Nitin Gupta, age 37, is the Founder of GetVee Technologies Private Limited. Mr. Gupta founded OnGraph Technologies Pvt. Ltd. in 2005 and served as its Chief Executive Officer and Promoter. He started his career with Trilogy Inc. in 2000. He was one of the founding team members which started Trilogy India development center in Bangalore and grew office from 20 to 200 by the end of 2005. Within 5 years, he executed over multiple roles within Trilogy as a developer, architect, delivery manager, operations head and product manager.

Mr Tan, age 33, is third generation investor entrepreneur and runs a licensed investment firm in Malaysia specializing in startup and IT based companies with an international focus. Jin has been instrumental in expanding DKG Capital & DKG Hub throughout the south east region not only generating interest in consumers but investors alike. He is the founding member of TBV Capital (Regulated by Securities Commission) a well-known brand amongst the VC community in South East Asia.

Richard Underwood, age 40, comes from a private banking and stock broking background with extensive experience with new companies. Richard holds a number of Director / Board positions in both active and passive role. US trained and educated and brings a wealth of experience to the DKG Capital Inc.

On August 8, 2018 Mr. Tengku Sulaiman and Mr. Richard Underwood each resigned from all positions as an officer and / or director of the Company in order to pursue other business opportunities. The resignations did not result from any disagreements with the Company as to its business or policies.

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

Principle of Consolidation

The consolidated financial statements of the Company include the Company and its wholly-owned subsidiary DKG HUB SDN BHD. All material intercompany balances and transactions have been eliminated. Exchange differences arising from the translation of the net investment in foreign operations are taken to shareholders’ equity.

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

Accounts Receivable and Deposits

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of June 30, 2018 and 2017.

Investment

Equity investments without readily determinable fair values for which we do not have the ability to exercise significant influence are accounted for using the cost method of accounting and classified within long-term investments and other assets. Under the cost method, investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, certain distributions, and additional investments.

We periodically evaluate the recoverability of investments and record a write-down to fair value if a decline in value is determined to be other-than-temporary.

Fixed Assets

Fixed assets are reported at cost less accumulated depreciation. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operating income.

The Company compute depreciation using the straight-line method over the estimated useful lives of the assets, which is ten years for furniture and fixtures and renovation.

Fixed assets are evaluated on a quarterly basis to identify events or changes in circumstances that indicate the carrying value of certain fixed assets may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of fixed assets is not recoverable.

The carrying amounts of items of fixed assets are derecognized on disposal or when no future economic benefits are expected from their use or disposal. Any gain or loss arising from the derecognition of items of fixed assets, determined as the difference between the net disposal proceeds, if any, and the carrying amounts of the item, is recognised in profit or loss.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  Based on the evaluation, the Company has determined that no impairment of long-lived assets is required as of June 30, 2018 and 2017.

Revenue Recognition

The Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers and its related updates as codified under ASC 606, Revenue from Contracts with Customers ("ASC 606") on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption.

The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the performance of the Company's services and provides financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized in a manner reflecting the transfer of goods or services to customers based on consideration a company expects to receive. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. To achieve this core principle, ASC 606 requires the Company to apply the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation. The five-step model requires management to exercise judgment when evaluating contracts and recognize revenue.

The performance obligations of each of the Company’s services are satisfied when the development services completed and invoiced.

Revenues are recognized when the service is completed and/or installation services are completed.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of June 30, 2018 and 2017.

Profit/ (loss) per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of June 30, 2018 and 2017.

Recently Adopted Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred net recurring losses and an accumulated deficit. As of June 30, 2018, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS RECEIVABLE AND DEPOSITS

Accounts receivable and deposit consisted of account receivable from customer and rental deposits and prepaid rent.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of royalty fee payable to a third party and other professional charges.

NOTE 6 – AMOUNT DUE FROM DIRECTOR

As of June 30, 2018, the Company has amount receivable from Mr. Tengku Sulaiman Shah, Chairman, with a balance of $316,147.

In July 2018, the investment share was unsuccessful and the full amount of investment cost was refunded.

NOTE 7 – INVESTMENT

In February 2018, we have made a $495,600 investment which is included within long-term investments on our consolidated balance sheet.

NOTE 8 – FIXED ASSETS

Fixed assets consists of the following:

	June 30,	December 31,
	2018	2017

Furniture and fixtures	$12,437	$-
Renovation	4,609	-
	17,046	-
Less: accumulated depreciation	(1,704)	-
Fixed assets, net	$15,342	$-

NOTE 9 – REVENUE AND COST OF SALES

Revenue consisted of development services income. During the last quarter of 2017, the Company commenced the tokenization and other software solutions sales to customers in Asia Pacific region.

The performance obligations of each of the Company’s services are satisfied when the development services completed and invoiced. Revenues are recognized when the service is completed and/or installation services are completed in accordance to ASC 606.

We did not incurred any direct cost and included as cost of sales on our consolidated Statements of Operation.

NOTE 10 – GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses mainly consist of the operating costs of the Company’s head office in Malaysia and the professional fee incurred on the US company level.

NOTE 11 – INCOME TAX

Net deferred tax assets consist of the following components:

	June 30,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryforwards	(101,010)	(82,250)
Valuation allowance	101,010	82,250
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $288,600 as of June 30, 2018 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2017 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and December 31, 2017, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of June 30, 2018, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $96,843, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

As of June 30, 2018, the Company has amount receivable from Mr. Tengku Sulaiman Shah, Chairman, with a balance of $316,147.

The Company has been provided office space by its chief executive officer at no cost. Management has determined that such cost is nominal and has not recognized any rent expense in its financial statements.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at June 30, 2018 and December 31, 2017 respectively.

NOTE 14 - SUBSEQUENT EVENTS

In July 2018, the investment share of $316,147 was unsuccessful and the full amount of investment cost was refunded.

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

Results of Operations

The following is an analysis of components of expenses, and variances comparing the three and six months ended June 30, 2018 to the three and six months ended June 30, 2017.

We generated $583,176 of revenue during the three months ended June 30, 2018, as compared to $-0- during the comparable period in 2017. The primary reason was that we were actively selling our products during 2018, while during 2017, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $139,886 for the three months ended June 30, 2018 compared to $1,500 during the three months ended June 30, 2017. Interest expense for the three months ended June 30, 2018 was $-0- compared to $-0- for the three months ended June 30, 2017. General and administrative expense for the three months ended June 30, 2018 was $139,886 compared to $1,500 for the same period in 2017.

We generated $1,047,405 of revenue during the six months ended June 30, 2018, as compared to $-0- during the comparable period in 2017. The primary reason was that we were actively selling our products during 2018, while during 2017, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $250,260 for the six months ended June 30, 2018 compared to $10,648 during the six months ended June 30, 2017. Interest expense for the six months ended June 30, 2018 was $-0- compared to $-0- for the six months ended June 30, 2017. General and administrative expense for the six months ended June 30, 2018 was $250,260 compared to $10,648 for the same period in 2017.

The increase in operating expenses, for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, is due, primarily, to the increased level of our business activity.

Liquidity and Capital Resources

During the six months ended June 30, 2018, we utilized cash in the amount of $613,176 to pay for operating activities compared to $-0- for the six months ended June 30, 2017. Cash used in operating activities during the six months ended June 30, 2018 included a net profit of $797,145 compared to a net loss of $10,648 for the six months ended June 30, 2017.

Investing Activities

During the six months ended June 30, 2018, we acquired fixed asset and investment of $17,046 and $495,600 respectively. We did not use any cash resources for investing activities during the six month ended June 30, 2017.

Financing Activities

We did not generate any funds from financing activities during the six month periods ended June 30, 2018 and 2017.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the six month period ended June 30, 2018.

There were no changes in our internal control over financial reporting during the six month period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on October 3, 2018.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

