Form 10-Q
period 2018-09-30
DKG Capital Inc.
filed 2018-12-07
CIK 1592411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

YES ☐                    NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,893,714 shares of common stock as of December 7, 2018.

DKG Capital, Inc.

Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$1,091,150	$890,900
Amount due from director	-	-
Accounts receivable and deposits	15,160	318,879
Total current assets	1,106,310	1,209,779

Non-current assets
Investment	$483,200	$-
Fixed assets, net	14,958	-
Total non-current assets	498,158	-
Total assets	$1,604,468	$1,209,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$9,664	$135,339
Amount due to former director	2,306	2,306
Amount due to shareholder	63,160	67,013
Tax payable	199,408	250,591
Total current liabilities	274,538	455,249

Stockholders' equity
Common stock, 50,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894
Additional paid-in capital	2,782,620	2,782,620
Translation reserves	(991)	-
Accumulated deficit	(1,466,593)	(2,042,984)
Total stockholders' equity	1,329,930	754,530

Total liabilities and stockholders' equity	$1,604,468	$1,209,779

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Operations
(unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$97,600	$-	$1,131,446	$-

Operating expenses
General and administrative	104,997	4,570	353,320	15,218
Total operating expenses	104,997	4,570	353,320	15,218

Profit/ (loss) from operations	(7,397)	(4,570)	778,126	(15,218)

Other expenses
Interest expense	-	-	-	-
Total other expenses	-	-	-	-

Profit/ (loss) before provision for income taxes	(7,397)	(4,570)	778,126	(15,218)

Income taxes	-	-	201,735	-

Net profit/ (loss)	$(7,397)	$(4,570)	$576,391	$(15,218)

Basic and diluted net profit/ (loss) per common share	$(0.00)	$(0.00)	$0.04	$(0.00)

Weighted average common shares outstanding
Basic and diluted	14,893,714	14,893,714	14,893,714	14,893,714

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Cash Flow

(unaudited)

	For the Nine Months ended
	September 30,
	2018	2017
Cash flow from operating activities
Net profit/ (loss)	$778,126	$(15,218)
Adjustments to reconcile net profit/ (loss) to net cash generated from/ (used in) operating activities
Depreciation	1,678	-
Change in operating assets and liabilities:
Decrease in accounts receivable and deposits	305,845	-
Decrease in accounts payable and accrual liabilities	(126,542)	-
Decrease in amount due to shareholder	(4,091)	15,218

Cash generated from operating activities	955,016	-
Income tax paid	(255,114)	-
Net cash generated from operating activities	699,902	-

Cash flows from investing activities
Payments to acquire fixed assets	(16,620)	-
Payments to acquire investment	(483,200)	-

Net cash used in investing activities	(499,820)	-

Net increase in cash	200,082	-
Exchange difference	168	-
Cash, beginning	890,900	-
Cash, ending	$1,091,150	$

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$255,114	$-

Non-cash Investing and Financing Activities:
Due to shareholder for payment of expenses on behalf of the Company	$63,160	$21,218

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Notes to Consolidated Financial Statements

For the Nine Months Ended September 30, 2018 and 2017

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

On October 18, 2018, Jin Tan resigned from all positions as an officer and / or director of the Company due to personal and unavoidable circumstances. The resignation did not result from any disagreements with the Company as to its business or policies.

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

Accounts Receivable and Deposits

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of September 30, 2018 and 2017.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified.  Based on the evaluation, the Company has determined that no impairment of long-lived assets is required as of September 30, 2018 and 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2018 and 2017.

Profit/ (loss) per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  There were no dilutive shares, options or warrants outstanding as of September 30, 2018 and 2017.

Recently Adopted Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred net recurring losses and an accumulated deficit. As of September 30, 2018, the Company has a working capital deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 6 – INVESTMENT

In February 2018, we have made a $483,200 investment which is included within long-term investments on our consolidated balance sheet.

NOTE 7 – FIXED ASSETS

Fixed assets consists of the following:

	September 30,	December 31,
	2018	2017
Furniture and fixtures	$12,126	$-
Renovation	4,494	-
	16,620	-
Less: accumulated depreciation and currency translation differences	(1,662)	-
Fixed assets, net	$14,958	$-

NOTE 8 – REVENUE AND COST OF SALES

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

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses mainly consist of the operating costs of the Company’s head office in Malaysia and the professional fee incurred on the US company level.

NOTE 10 – INCOME TAX

Net deferred tax assets consist of the following components:

	September 30,	December 31,
	2018	2017
Deferred tax asset:
Net operating loss carryforwards	(104,510)	(82,250)
Valuation allowance	104,510	82,250
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $298,600 as of September 30, 2018 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2017 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of September 30, 2018 and December 31, 2017, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of September 30, 2018, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $63,160, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

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

There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at September 30, 2018 and December 31, 2017 respectively.

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

Results of Operations

The following is an analysis of components of expenses, and variances comparing the three and nine months ended September 30, 2018 to the three and nine months ended September 30, 2017.

We generated $97,600 of revenue during the three months ended September 30, 2018, as compared to $-0- during the comparable period in 2017. The primary reason was that we were actively selling our products during 2018, while during 2017, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $104,997 for the three months ended September 30, 2018 compared to $4,570 during the three months ended September 30, 2017. Interest expense for the three months ended September 30, 2018 was $-0- compared to $-0- for the three months ended September 30, 2017. General and administrative expense for the three months ended September 30, 2018 was $104,997 compared to $4,570 for the same period in 2017.

We generated $1,131,446 of revenue during the nine months ended September 30, 2018, as compared to $-0- during the comparable period in 2017. The primary reason was that we were actively selling our products during 2018, while during 2017, we built our web site and were primarily focused on acquiring, developing and testing products. Our total operating expenses during those periods were general and administrative expense of $353,320 for the nine months ended September 30, 2018 compared to $15,218 during the nine months ended September 30, 2017. Interest expense for the nine months ended September 30, 2018 was $-0- compared to $-0- for the nine months ended September 30, 2017. General and administrative expense for the nine months ended September 30, 2018 was $353,320 compared to $15,218 for the same period in 2017.

The increase in operating expenses, for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, is due, primarily, to the increased level of our business activity.

Liquidity and Capital Resources

During the nine months ended September 30, 2018, we generated cash in the amount of $955,016 compared to $-0- for the nine months ended September 30, 2017. Cash generated from operating activities during the nine months ended September 30, 2018 included a net profit of $778,126 compared to a net loss of $15,218 for the nine months ended September 30, 2017.

Investing Activities

During the nine months ended September 30, 2018, we acquired fixed asset and investment of $16,620 and $483,200 respectively. We did not use any cash resources for investing activities during the nine month ended September 30, 2017.

Financing Activities

We did not generate any funds from financing activities during the nine month periods ended September 30, 2018 and 2017.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective during the nine month period ended September 30, 2018.

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this December 7, 2018.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

