Form 10-K
period 2018-12-31
DKG Capital Inc.
filed 2019-05-16
CIK 1592411

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   Annual Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(702) 560-4373

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,844,058 as of April 26, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 14,893,714 shares of common stock as of April 26, 2019.

Documents Incorporated By Reference:  None

DKG CAPITAL, INC.

(FORMERLY KNOWN AS STAR ALLY, INC. AND RERAISE GAMING CORPORATION)

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

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

The Company engages in mobile application development, provision of online marketing services, operation of a social media platform and provision of leisure services to high net worth clients who are users of our social media platform.

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

Mr. Andy Kim resigned as President and Chief Executive Officer, Secretary and Treasurer of our Company on January 11, 2017 and Mr. Tesheb Casimir became the President and Chief Executive Officer, Secretary and Treasurer. Mr. Tesheb Casimir ended the binary option software development. Mr. Casimir he shifted the business focus to the development of mobile application development, online marketing, social media platform and provision of various leisure services to high net worth clients. During the last quarter of 2017, the Company started to tapping into the asset tokenization market and started selling the assets tokenization solutions.

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

	Closing Price
2018 Fiscal Year	Hi	Low
March 31, 2018	$11.74	3.97
June 30, 2018	$14.00	6.50
September 30, 2018	$8.70	5.18
December 31, 2018	$5,19	4.25

2017 Fiscal Year
March 31, 2016	$20.16	0.32
June 30, 2016	$1.71	0.32
September 30, 2016	$1.40	0.42
December 31, 2016	$6.50	1.40

On April 26, 2019, the closing price for the common stock on OTC Markets was $1.80 per share.

Holders

As of December 31, 2018, we had 21 shareholders of our common stock.

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

Use of Proceeds

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

For the years ended December 31, 2018 and 2017:

We have generated revenue of $1,129,592 during the year ended December 31, 2018 compared to $1,187,811 during the year ended December 31, 2017.

Total operating expenses for the years ended December 31, 2018 and 2017 were $604,005 and $171,884 respectively. General and administrative expenses were $604,005 for the year ended December 31, 2018 compared to $171,884 for the year ended December 31, 2017. The overall increase in operating expenses was mainly due to the increase in consultation fee of $76,663, donation of $92,568, rent of $43,988, and salary of $127,647 during the year ended December 31, 2018.

Our accumulated deficit on December 31, 2018 was $1,718,801 compared to $2,042,984 on December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018 we had current assets of $652,653; current liabilities of $72,296, and a working capital of $580,357 as compared to current assets of $1,209,779 ; current liabilities of $455,249, and a working capital of $754,530 at December 31, 2017.

Cash Flows from Operation Activities

During the year ended December 31, 2018, the Company generated cash, for operating activities, in the amount of $245,215 compared to $890,900 for the year ended December 31, 2017. For the year ended December 31, 2018, cash generated from operating activities included a profit before provision for income tax of $525,587 compared to $1,015,927 for the year ended December 31, 2017. During the year ended December 31, 2018, accounts receivable and deposits decreased by $308,552 and accounts payable and accrued liabilities decreased by $130,547, compared to increased in accounts receivable and deposits by $318,879 and increased in accounts payable and accrued liabilities by $193,852 for the year ended December 31, 2017.

Cash Flows used in Investing Activities

During the year ended December 31, 2018, we acquired fixed asset and investment of $16,757 and $481,600 respectively. We did not use any cash resources for investing activities during the year ended December 31, 2017.

Cash Flows from Financing Activities

We did not generate any funds from financing activities during the year ended December 31, 2018 and 2017.

Going Concern

The Company has accumulated net losses of $1,718,801 at December 31, 2018 and $2,042,984 at December 31, 2017. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Summary of Significant Accounting Policies

Our consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

Our significant accounting policies are summarized in Note 2 of our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Based on the evaluation, the Company has determined that no impairment of long-lived assets is required as of December 31, 2018 and 2017.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company's consolidated financial statements.

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

December 31, 2018 and 2017

F-1

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of DKG Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DKG Capital, Inc. as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s limited operating income raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

May 16, 2019

DKG Capital, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS

Current assets
Cash and cash equivalents	$637,543	$890,900
Accounts receivable and deposits	15,110	318,879
Total current assets	652,653	1,209,779

Non-current assets
Investment	481,600	-
Fixed assets, net	14,908	-
Total non-current assets	496,508	-
Total assets	$1,149,161	$1,209,779

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,742	$135,339
Amount due to former director	2,306	2,306
Amount due to shareholder	63,160	67,013
Tax payable	88	250,591
Total current liabilities	72,296	455,249

Stockholders' equity
Common stock, 50,000,000 shares authorized, at $0.001 par value, 14,893,714 shares issued and outstanding, respectively	14,894	14,894
Additional paid-in capital	2,782,620	2,782,620
Translation reserves	(1,848)	-
Accumulated deficit	(1,718,801)	(2,042,984)
Total stockholders' equity	1,076,865	754,530

Total liabilities and stockholders' equity	$1,149,161	$1,209,779

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

Revenue	$1,129,592	$1,187,811

Operating expenses
General and administrative	604,005	171,884
Total operating expenses	604,005	171,884

Profit from operations	525,587	1,015,927

Other expenses
Interest expense	-	-
Total other expenses	-	-

Profit before provision for income taxes	525,587	1,015,927

Income taxes	201,404	250,591
Net profit	$324,183	$765,336

Basic and diluted net profit per common share	$0.02	$0.05

Weighted average common shares outstanding Basic and diluted	14,893,714	14,893,714

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Common shares		Additional paid-in	Accumulated	Translation	Stockholders'
	Shares	par value	capital	deficit	reserves	equity/ (deficit)

Balance, December 31, 2016	14,893,714	$14,894	$2,782,620	$(2,808,320)	$-	$(10,806)

Net profit	-	-	-	765,336	-	765,336

Balance, December 31, 2017	14,893,714	$14,894	$2,782,620	$(2,042,984)	$-	$754,530

Translation reserves	-	-	-	-	(1,848)	(1,848)

Net profit	-	-	-	324,183	-	324,183

Balance, December 31, 2018	14,893,714	$14,894	$2,782,620	$(1,718,801)	$(1,848)	$1,076,865

The accompanying notes are an integral part of these consolidated financial statements

DKG Capital, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2018	2017
Cash flows from operating activities
Net profit	$525,587	$1,015,927
Adjustments to reconcile net profit to net cash generated from operating activities
Depreciation	1,676	-
Change in operating assets and liabilities:
Decrease/ (increase) in accounts receivable and deposits	308,552	(318,879)
(Decrease)/ increase in accounts payable and accrual liabilities	(130,547)	193,852
Decrease in amount due to shareholder	(4,388)	-

Cash generated from operating activities	700,880	890,900
Income tax paid	(455,665)	-
Net cash generated from operating activities	245,215	890,900

Cash flows from investing activities
Payments to acquire fixed assets	(16,757)
Payments to acquire investment	(481,600)	-

Net cash used in investing activities	(498,357)	-

Net (decrease)/ increase in cash	(253,142)	890,900
Exchange difference	(215)	-
Cash, beginning	890,900	-
Cash, ending	$637,543	$890,900

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$455,665	$-

Non-cash Investing and Financing Activities:
Due to shareholder for payment of expenses on behalf of the company	$63,160	$67,013

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

Accounts Receivable And Deposits

Accounts receivable are recorded at the invoiced amount and do not bear interest, which are due within contractual payment terms. Credit is extended based on evaluation of a customer's financial condition, the customer’s credit-worthiness and their payment history. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. At the end of each period, the Company specifically evaluates individual customer’s financial condition, credit history, and the current economic conditions to monitor the progress of the collection of accounts receivables. The Company will consider the allowance for doubtful accounts for any estimated losses resulting from the inability of its customers to make required payments. For the receivables that are past due or not being paid according to payment terms, the appropriate actions are taken to exhaust all means of collection, including seeking legal resolution in a court of law. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers. Based on the evaluation, the Company has determined that no allowance for doubtful accounts is required as of December 31, 2018 and 2017.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company reviews long-lived assets for impairment at the individual asset or the asset group level for which the lowest level of independent cash flows can be identified. Based on the evaluation, the Company has determined that no impairment of long-lived assets is required as of December 31, 2018 and 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the consolidated financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2018 and 2017.

Profit/ (loss) per Common Share

Basic earnings per share are calculated dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants and options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no dilutive shares, options or warrants outstanding as of December 31, 2018 and 2017.

Recently Adopted Accounting Pronouncements

There are no other recent accounting pronouncements that are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and marketing. As a result, the Company has incurred an accumulated deficit. In addition, the Company’s development activities since inception have been financially sustained through the sale of capital stock and capital contributions from note holders. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE 6 – INVESTMENT

In February 2018, we have made a total of $481,600 investment in certain funds (Manulife Investment Asia Pacific REIT Fund (MYR) and RHB Asian Income Fund (MYR)) which is included within long-term investments on our consolidated balance sheet.

This is a level 2 investment.

NOTE 7 – FIXED ASSETS

Fixed assets consists of the following:

	December 31,	December 31,
	2018	2017

Furniture and fixtures	$12,226	$-
Renovation	4,531	-
	16,757	-
Less: accumulated depreciation and currency translation differences	(1,849)	-
Fixed assets, net	$14,908	$-

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

NOTE 10 – INCOME TAX

Net deferred tax assets consist of the following components:

	December 31,	December 31,
	2018	2017

Deferred tax asset:
Net operating loss carryforwards	(106,050)	(82,250)
Valuation allowance	106,050	82,250
Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $303,000 as of December 31, 2018 which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2033. The fiscal years 2013 through 2017 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 12 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and 2017, the Company was obligated to a former director for an unsecured, non-interest demand bearing loan with a balance of $2,306.

As of December 31, 2018 and 2017, the Company was obligated to Mr. Tesheb Casimir, CEO for an unsecured, non-interest demand bearing loan with a balance of $63,160 and $67,013 respectively, for the Company’s business expenses paid directly by the CEO on behalf of the Company.

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

There were 14,893,714 shares (17,376,000 shares prior to forward split) of common stock issued and outstanding at December 31, 2018 and December 31, 2017 respectively.

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

Item 9A Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2018, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was ineffective.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2018.

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

Former Officers and Directors

The following former directors and officer were appointed during the year ended December 31, 2018 and resigned prior to the end of that year: The resignations did not result from any disagreements with the Company concerning its business or policies.

TENGKU SULAIMAN SHAH, Former Chairman

On June 5, 2018, the Board approved the appointment of Tengku Sulaiman Shah, age 67, as our Chairman. Mr. Shah resigned on August 8, 2018.

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

NITIN GUPTA, CTO – Former Chief Technology Officer and Former Director

On June 5, 2018, the Board appointed Nitin Gupta to a vacant position on our Board of Directors and as our Chief Technology Officer. Mr. Gupta resigned September 25, 2018.

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

JIN TAN, CIO – Former Chief Investment Officer and Former Director

On June 5, 2018, the Board appointed Jin Tan to a vacant position on our Board of Directors and as our Chief Investment Officer. Mr. Tan resigned October 18, 2018.

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

RICHARD UNDERWOOD, Former Independent Director

On June 5, 2018, the Board appointed Richard Underwood to a vacant position on our Board of Directors. Mr. Underwood resigned August 8, 2018.

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

Item 11.   Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2016, 2017 and 2018:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ron Camacho (1)	2015								$0.00
Andy Kim (1)	2017 2018								$0.00
Jung Choung Hun (1)	2017 2018								$0.00
Tesheb Casimir (Pres, Secy, Treas	2016 2017								$0.00
Dir)	2018								$0.00
Tengku Sulaiman	2018								$0.00
Shah
(Former Chairman)
Nitin Gupta	2018								$0.00
(Former CTO and
Director)
Jin Tan	2018								$0.00
(Former CIO and
Firector)
Richard	2018								$0.00
Underwood
(Former Director)

(1)	Former President, Secretary, Treasurer and Director

Employment Agreements

None

Director Compensation

None

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2018 for our officers and directors:

Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Andy Kim	-	-	-	-	-	-	-	-	-
Jung Choung Hun
Tesheb Casimir	-	-	-	-	-	-	-	-	-
Tengku Sulaiman Shah	-	-	-	-	-	-	-	-	-
Nitin Gupta	-	-	-	-	-	-	-	-	-
Jin Tan	-	-	-	-	-	-	-	-	-
Ruchard Underwood	-	-	-	-	-	-	-	-	-

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2018.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Title of class	Amount of beneficial ownership	Amount of beneficial ownership	Percent of class

Common	Tesheb Casimir President, CEO and Director No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre Bandar Menjalara, 522C Kuala Lumpur, WP Kuala Lumpur Malaysia	10,965,429	73.62%

	All officers and directors as a group	10,965,429	73.62%

Common	Tesheb Casimir President, CEO and Director No. 17-2-2, Jalan 3/62D, Medan Putra Business Centre Bandar Menjalara, 522C Kuala Lumpur, WP Kuala Lumpur Malaysia	10,965,429	73.62%

	5% shareholders as a group	10,965,429	73.62%

	Officers, Directors and 5% Shareholders as a group	10,965,429	73.62%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

We currently operate with one director, Tesheb Casimir. We have determined that he is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.   Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal Year	Audit Fees	Audit- Related Fees	Tax Fees	All Other Fees
2017	$58,600	-	-	-
2018	$48,000	-	-	-

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of May, 2019.

DKG CAPITAL INC.

BY:	Tesheb Casimir

/s/	Tesheb Casimir
Principal Executive Officer
Principal Financial Officer and
Principal Accounting Officer

